Form 10KSB40
period 1999-12-31
PREMIER MORTGAGE RESOURCES INC
filed 2000-03-30
CIK 1063103

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                       for the transaction period from to

                         Commission File Number 0-27987

                        Premier Mortgage Resources, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

          Nevada                                        88-0343833
--------------------------------------------------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


280 Windsor Highway  New Windsor, NY                          12553
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Issuer's telephone number        (914) 561-7770
                         -------------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:


         Title of each class                  Name of each exchange on which
                                                Securities are registered
-------------------------------------      -------------------------------------

-------------------------------------      -------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of class)
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year. $197,040.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At the average bid and asked prices of stock as of (Date) of $1xx the aggregate market value of voting stock held by non-affiliates is $xxxxxxx

TABLE OF CONTENTS

PART I                                                                      PAGE

Item 1    Description of Business                                              3

Item 2    Description of Property                                             10

Item 3    Legal Proceedings                                                   11

Item 4.   Submission of Matters to a Vote of Security Holders                 11


PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                             12

Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                                12

Item 7.   Financial Statements                                                16

Item 8.   Changes and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                17

PART III

Item 9.   Directors and Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act                   17

Item 10.  Executive Compensation                                              19

Item 11.  Security Ownership of Certain Beneficial Owners and Management      19


Item 12.  Certain Relationships and Related Transactions                      21

Item 13.  Exhibits and Reports on Form 8-K                                    23

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Office

Premier Mortgage Resources Inc. ("we", "us" or "the Company") currently maintains its principal office at 280 Windsor Highway, New Windsor, New York 12553 where its telephone number is (914) 561-7770 and its facsimile number is
(914) 561-7748.

Organization/Historical Background

The Company was originally incorporated in Nevada on August 17, 1995 as "Mortgage Resources, Inc." The Company was inactive following its organization and its charter was revoked on April 26, 1997 by the State of Nevada for failure to file its 1996-1997 Annual List of Officers and Directors. Its charter was reinstated on August 20, 1997; however, during the period that its charter was revoked another corporation had taken the name "Mortgage Resources, Inc." and, therefore, the Company changed its name to "Premier Mortgage Resources, Inc." in order to secure reinstatement.

On April 22, 1998 (formalized on June 9, 1998) the Company entered into an Agreement and Plan of Reorganization with Donald S. Wilen, the sole stockholder of United National, Inc., the manager and holder of a 2% interest in United National Mortgage, LLC, a mortgage banker. On July 2, 1998, under that Plan, which was structured as a tax-free, stock-for-stock exchange pursuant to Section 358(a)(1)(B) of the Internal Revenue Code, the Company acquired all of the issued and outstanding shares of United National, Inc. in exchange for the issuance of 377,778 shares (after giving effect to the 1 for 6 reverse stock split effective on April 12, 1999) of the Company's Common Stock.

United National, Inc. was incorporated in the State of Nevada on November 21, 1997, and is a wholly owned subsidiary of the Company. It performs all of the loan processing and telemarketing services for United National Mortgage, LLC ("UNM"). It owns a 2% ownership in interest in UNM. United National, Inc. has entered into an agreement with UNM to acquire all of the ownership interest of UNM for nominal consideration immediately upon approval of the New York Banking Department of the change in control.

United National Mortgage, LLC is a New York limited liability company engaged in the mortgage banking business. As such, it is licensed by the New York State Department of Banking which requires that the owner of 9% or more of a mortgage banker be pre-approved by it. Pending approval by the New York State Department of Banking of the change in control, Donald Wilen, continues to own the 98% interest, and United National Inc. owns 2%. Donald Wilen will transfer his interest to United National, Inc. upon regulatory approval of the ownership change, without the payment of any further consideration.


Business- Corporate Structure

We are a holding company providing services and financing to our subsidiary, United National, Inc. United National, Inc. provides marketing and processing services to United National Mortgage, LLC that offers mortgage banking. Business Operations

     Premier Mortgage Resources, Inc. - Parent

Premier Mortgage Resources, Inc is organized to act as a holding company responsible inter alia for raising funds for United National, Inc. and UNM. As a holding company, Premier Mortgage Resources, Inc. provides certain staff functions to its subsidiaries, but has no business operations. All business operations are conducted by UNM, which performs all line functions. The staff functions which the Company supplies to its subsidiaries includes overall management, strategic direction, financing, legal services, accounting and related services including cash management and budgeting, marketing, and public relations/advertising.

     United National, Inc. - First Tier Subsidiary

United National, Inc., is engaged in mortgage processing services on behalf of UNM. As such, it is wholly dependent on UNM and the level of its core business activity for its own revenues. United National, Inc. derives its revenues from fees associated with mortgage and contract processing. This processing includes, but is not limited to the following: (i) gathering of gathering of credit history(ies) and related documentation, (iii) collecting of borrower's income documentation (iii) gathering of credit report appraisal, as well as other related documentation.


United National, Inc. absorbs all the cost of the mortgage processing operation, including, but not limited to, payroll, payroll benefit costs, rent and general and administrative costs. It then bills UNM for loans processed at a contractually agreed upon rate. It also derives revenues by billing UNM at a contractually agreed upon rate for mortgage loan processing. Our expenses include the payroll cost, leased space, and general and administrative costs of mortgage personnel engaged in these activities. We are actively recruiting mortgage sales personnel and loan officers, and as of 3/14/00, the Company employs 15 such employees. UNM is also engaged in building a network of offices around the country. Presently we have six (6) branches all located on the East Coast.


    United National Mortgage, LLC, Second Tier Subsidiary To-Be-Acquired

Although the legal transfer of ownership is pending approval by the New York State Department of Banking, United National Mortgage, LLC is managed as a wholly owned subsidiary of United National, Inc., and operates as the mortgage banking division of Premier Mortgage Resources, Inc. UNM is also engaged in building a network of sales offices around the country. by seeking existing mortgage brokers or bankers interested in becoming representative offices of UNM, called "Net Branches." Presently, UNM has six (6) Branches, two of which are net branches.

Upon becoming a Net Branch, the broker or banker is provided with: (i) the right to use the name United National Mortgage, LLC, which provides national exposure for the broker or banker (through UNM's advertising and marketing efforts); (ii) the use of the UNM's central computer system and other technology; (iii) staffing and hiring of the staff of each Net Branch by UNM; and (iv) employee benefits. The establishment of a Net Branch in no way represents a real estate acquisition by UNM, United National Mortgage, Inc. or Premier Mortgage Resources, Inc.


General Business Plan of UNM

United National Mortgage, LLC is in the residential and wholesale mortgage banking business. Its primary focus has been the retail and wholesale origination and the sale of mortgage loans for one-to-four family properties. UNM is an approved loan correspondent with approximately twenty lenders such as Countrywide Credit, Flagstar Bank, Provident Bank, Interfirst, IndyMac, Alliance Mortgage, and other national prime and subprime mortgage lenders. UNM originates loans and closes them in UNM's name using funds from a warehouse line of credit. UNM does not close loans unless one of our mortgage purchasers has given UNM an approval for the loan and has agreed to purchase the loan. After the closing of the loan, a package of documents is sent to the mortgage purchaser, the investor reviews the documents and purchases the loan by wiring the funds to our warehouse bank. The difference between the amounts we close the loan for and the amount the investor pays the warehouse line constitutes part of the profit on that particular transaction.

UNM's strategy is to expand its retail and wholesale loan origination business. Increased loan origination will expand its revenue base. UNM intends to continue to sell loans after closing to permanent investors and does not foresee our maintenance of the mortgage's servicing rights. Servicing is a process whereby a mortgage company collects the mortgage payment and any escrows for taxes and insurance from borrowers. Companies that service loans make a small fee on each transaction. UNM does not plan to enter the servicing business. UNM sells its right to collect the payments to the permanent investor to whom the loans have been sold. As a result, the company realizes immediate cash from the sale of these mortgage servicing rights. By selling the servicing rights, UNM does not run the risk of the underlying mortgage being refinanced by the borrower thus ending the income stream from servicing.

Management of UNM believes that its business plan of combining expanded loan origination along with the Company's continuing objective of improving operating efficiencies will place it in a strong competitive position in the mortgage industry.

     The Retail Origination Division

Retail loan origination involves the direct solicitation of realtors, builders and other end borrowers for the origination of mortgage loans. UNM derives revenues from the premium that it receives when the loan is sold. Additionally, UNM derives revenues from fees charged directly to customers. Generally, that premium is shared on a negotiated basis with loan officers who procure the loan and assist in the loan origination process. UNM achieves this from wholly owned retail sales branches, and through the "Net Branch" concept. We intend to pursue the opening of wholly owned retail branches as our primary method of expansion. We believe that we have greater control over employees, products and profit margins than we would if we employed only the Net Branch method. The Net Branch concept, as discussed earlier, entails partnering with established mortgage brokers who join the company as UNM employees and conduct their retail origination activities under the UNM name. In turn, UNM provides them with access to processing, underwriting and closing support functions as well as access to expanded product offerings in all states where UNM is licensed to transact mortgage business. Net Branch managers agree contractually to absorb the costs of their local branch operating costs such as payroll, use and occupancy and general and administrative costs associated with the operations of their local branch. Revenues from closed loan transactions are then contractually split with the Net Branch operator and the Company using predetermined formulas. UNM believes that its strategy of expanding its retail presence through the "Net Branch" concept will allow it to expand more quickly in designated markets without the commitment to absorb local branch operating costs. This allows UNM greater flexibility to expand or contact retail operations as business volumes rise and fall due to business conditions or the rise or fall in interest rate levels. UNM sells substantially all of the mortgage loans that it produces. It sells these loans to investors (which may include broker/dealers, banks, thrifts, insurance companies, and state and local housing finance agencies), either as individual loans or pursuant to certain bulk purchase commitments.

UNM also nominally engages in the origination and brokerage of loans on commercial real estate assets, including shopping centers, office properties and other commercial loans. It typically brokers (e.g. arranges for the loan from third-party lenders) these transactions. Transactions to date have not been material to UNM's results of operations. UNM's loan origination activities are conducted trough its corporate headquarter offices in New Windsor, New York. Current branch operations are located in New York, Connecticut, Massachusetts and Illinois.

     The Wholesale Origination Division

Wholesale loan origination involves the purchase of loans from mortgage brokers. UNM realizes revenue from the sale of such loans to investors for a price greater than the amount paid to the mortgage broker. UNM generally sells the loans to investors at pre-approved purchase prices which serves to reduce the risk of a loss on such sale(s). Wholesale loan origination tends to generate less revenues on a per transaction basis than retail origination, but expansion into the wholesale sector is less costly than retail origination because wholesale origination does not require the establishment of costly office space and the related overhead expense. The operation structure enables UNM to quickly enter new markets.

     Loan Servicing

UNM's current plans do not include the servicing of loans that it originates since it plans to sell the servicing rights on loans it originates in order to generate additional cash flow on a current basis. Loan servicing consists of collecting principal and interest payments from borrowers, remitting aggregate principal and interest payments to investors, making cash advances when required, accounting for principal and interest, collecting funds for payment of mortgage-related expenses, such as taxes and delinquent mortgagors, conducting foreclosures and property dispositions in the event of unremedied defaults and generally administering the mortgage loans.


     Quality Control

In order to ensure that UNM originates high quality mortgage loans, it has retained the services of a quality control company with an industry wide reputation to conduct evaluations of UNM's loan origination activities on a monthly basis.

     Competition

The mortgage banking industry is highly competitive. UNM competes with other financial providers who have greater technical expertise, financial resources and marketing capabilities than United National, Inc. and UNM. We are uncertain that UNM will be able to overcome competitive disadvantages it will face as a small start up company with limited capital. Our competitors include institutions, such as mortgage banks, state and national banks, savings and loan associations, savings banks, credit unions and insurance companies and mortgage bankers. Some of UNM's competitors have financial resources that are substantially greater than those of UNM, including some competitors which have a significant number of offices in areas where UNM conducts its business. UNM competes principally by offering loans with competitive features, by emphasizing the quality of its services and by pricing its range of products at competitive rates.

Although the mortgage business is competitive, it is also fragmented in that no single lender has a significant market share of total origination volume. Overall mortgage origination volume is shared in varying percentages among commercial banks, savings and loan and mortgage banking companies. Historically, mortgage banks have had an estimated twenty to thirty percent share of total origination volume. Commercial banks, savings banks, savings and loan associations and mortgage banking companies service the bulk of residential mortgages. Management of UNM does not anticipate any significant changes in the market share described above in the near term.

     Number of Employees

Premier Mortgage Resources, Inc. is a holding company and has no employees. United National, Inc. also has no employees, but it utilizes telemarketing and support personnel from UNM. Presently, UNM has 23 employees working in the departments listed below. Three members of the telemarketing staff are part time, and the remaining employees in all departments are full time employees. These numbers include Net Branch personnel.


Department/Job Function            Number of Employees
-----------------------            -------------------
Executives                                   2
Loan Officers                               15
Support Staff                                6
                                           ----
Total                                       23


     Cautionary Factors That May Affect Future Results

This registration statement contains some forward-looking statements. "Forward-looking statements" describe our current expectations or forecasts of future events. These statements do not relate strictly to historical or current facts. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales, efforts, the outcome of contingencies and financial results. Any or all of the forward-looking statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors, such as product acceptance, competition and marketing capabilities, will be important in determining future results. Consequently, no forward-looking statements can be guaranteed. Actual future results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in our 10-QSB and 8 KSB.

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Limited Operating History. Although we were organized in August 1995, we had no business operations until the acquisition of United National, Inc. on July 2, 1998. United National, Inc.'s operating "subsidiary," United National Mortgage, LLC has been in business since October 1996. That limited liability company is the entity which produces the revenues for the Company group and it has not yet been profitable. Accordingly, investors should consider us to be essentially a new, developing company. As a new, developing company, our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the lack of significant operating history. There can be no assurance that our future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including our ability to finance mortgage loans, secure mortgage loan applications, process mortgages, and generally do business in a sufficient volume to provide sufficient cash margins to cover our operating costs. Our securing of sufficient capital is crucial. Without sufficient capital we cannot meet our projected goals or accomplish our business plans; and such failure could have a material adverse affect on us and the value and price of our publicly traded securities.

Liquidity and Working Capital Risks; Need for Additional Capital to Finance Growth and Capital Requirements. We will seek additional funds and seek to raise additional capital from public or private equity or debt sources to: (i) provide working capital to meet our general and administrative costs until net revenues make the business self-sustaining; (ii) make acquisitions of existing mortgage brokers, mortgage processors, and mortgage bankers; and (iii) exploit and expand such acquisitions. We cannot give assurance that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding.

Effect of our future Issuance of Preferred Stock. Our authorized capital consists of 50,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. Our Board of Directors, without any action by our shareholders, is authorized to designate and issue shares of Preferred Stock in such series as it deems appropriate and to establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of shares of Preferred Stock that may be issued in the future may be superior to the rights granted to the holders of the then existing shares of Common Stock. Also, the ability of the Board of Directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal regarding us and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of our Common Stock.

Limitation of Liability and Indemnification of Officers and Directors. Our officers and directors are required to exercise good faith and high integrity in the management of Company affairs. Our Articles of Incorporation provide, however, that the officers and directors shall have no liability to the shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated it in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. As a result, a purchaser of the shares may have a more limited right to action than he would have had if such provision were not present. Our Articles and By-Laws also provide for the indemnification by the Company of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate the Company's business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner which they reasonably believe to be in, or not opposed to, the best interests of the Company, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. To further implement the permitted indemnification, we have entered into Indemnity Agreements with our current officers and directors and we will provide similar agreements for future officers and directors.

Dependence on Key Personnel. Our future success will depend largely on the efforts and abilities of our management, including especially Messrs. Wilen and Cilento. The loss of any of them or the inability to attract additional, experienced management personnel could have a substantial adverse affect on the Company; we have not obtained "key man" insurance policies on any of our management and do not expect to obtain it on any of our future management personnel, as employed. Our ability to implement our strategies depends upon our ability to attract highly talented managerial personnel. There can be no assurance that we will attract and retain such employees in the future. The inability to hire and/or loss of key management or technical personnel could materially and adversely affect our business, results of operations and financial condition.

Government Regulation. Our mortgage banking business is subject to substantial government regulation. We are required to secure and maintain various licenses from each state in which we conduct business. In addition, our business operations will be subject to all government regulations normally incident to conducting business (e.g., occupational safety and health acts, workmen's compensation statutes, unemployment insurance legislation, income tax and social security laws and regulations, environmental laws and regulations, consumer safety laws and regulations, etc.) as well as to governmental laws and regulations applicable to small public companies and their capital formation efforts. Although we will make every effort to comply with applicable laws and regulations, we can provide no assurance of our ability to do so, nor can we predict the effect of those regulations on our proposed business activities.

Anticipated Operating Losses. Assuming that we can obtain the financing to make acquisitions and exploit them, we most likely will continue to suffer operating losses until we can achieve a sufficient volume of mortgage loans to cover our operating costs.

Competition. The mortgage banking market is extremely competitive. UNM competes with other financial providers who have greater technical expertise, financial resources and marketing capabilities than United National, Inc. and UNM. UNM will be able to overcome competitive disadvantages it will face as a small start up company with limited capital.


ITEM 2. PROPERTY

Offices

We maintain our principal office at 280 Windsor Highway, New Windsor, New York 12553, where our telephone number is (914) 561-7770 and our facsimile number is
(914) 561-7747.

Our home office is a freestanding building situated on approximately .5 acres, owned by UNM. This building was purchased for $370,000 from a non-related party in February of 1998. There is a $300,000 mortgage on this property held by Michael T. Tighe, also a non-related party. We have made substantial improvements to this building in 1998, spending approximately $35,000 for such improvements.

The building, formerly a restaurant, contains 5,000 square feet on the first floor with 3,000 square feet of storage in the basement. The first floor area is divided into one large work area with two smaller offices. The occupancy rate is
25. There are 40 parking spaces. We believe that these premises are adequate for our home office operations for the foreseeable future.

Additionally, UNM owns a building located at 48 Mill Street, Newburgh, New York 12550. This property was purchased for $105,000 from Donald Wilen in 1998. For this property, there is a $90,000 mortgage held by Kingston-Newburgh Enterprise Corporation. This building has three floors, and approximately 1500 square feet. The work area is concentrated on the first floor, containing approximately 600 square feet. There are eight workstations set up for telemarketing. The occupancy rate is 22. There is no parking provided.


Licenses

United National Mortgage, LLC, as a mortgage banker, holds various licenses in twenty-one states, which are as follows:

STATE               LICENSE TYPE           LICENSE #       EXPIRATION
---------------------------------------------------------------------
Connecticut         First Mortgage         0003767          9/30/00
Connecticut         Second Mortgage        0006294         06/30/00
Georgia             Mortgage Lender        12659           12/31/00
Illinois            Mortgage Lender        5157             08/6/01
Maryland            Mortgage Lender        4454            12/31/00
Mass.               Mortgage Broker        Mb1341           5/31/00
                    Mortgage Lender        Ml0890           5/31/00

Michigan            Broker/lender          Fl-1043           None
New Hampshire       Mortgage Lender        Pending
New Mexico          Broker/lender          None              None

New York            Mortgage Banker        05390           None
No. Carolina        Mortgage Banker        A 1521          None
Pennsylvania        Mortgage Banker        1406            06/30/00
Rhode Island        Mortgage Banker        Pending
So. Carolina        Mortgage Lender        S-4, 213        None


Real Estate Investments

At the present time, we have no intention or any interest in making investments in real estate (except for our own offices). Therefore, we have no policy with respect to any investments in real estate or interests in real estate, investments in real estate mortgages, and securities of or interests in persons primarily engaged in real estate activities.


ITEM 3.  LEGAL PROCEEDINGS

Except as described below we are not engaged in any pending legal proceedings. We are not aware of any legal proceedings pending, threatened or contemplated, against any of our officers and directors, respectively, in their capacities as such.

On August 19, 1999, the Company filed a suit captioned "Premier Mortgage Resources, Inc. v. Corporate Relations Group, Inc., Gulf Atlantic Publishing, Inc., James M. Hall, Robert D. Hall, Select Media, Inc., Roberto Veitia, L. Van Stillman and Olde Monmouth Stock Transfer Co., Inc." docketed to No. C199-7019, Division 35 in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida.

As against Olde Monmouth Stock Transfer Co., Inc., the Company's stock transfer agent, the suit is solely to enjoin the transfer of the shares, and Olde Monmouth is a nominal defendant only. The Court has enjoined the transfer of the shares and the Company has timely filed an injunction bond.

The case involves two separate causes of action: one cause of action for the cancellation of shares issued without authorization and a second for return of shares issued when contract services were not performed.

In the first cause of action, the Company's former attorney, L. Van Stillman, on or about March 31, 1999, authorized and directed the Company's then transfer agent to issue 583,334 (post-reverse split) free-trading shares of the Company's Common Stock to the other defendants. The Company claims that it did not authorize or direct the issuance of the shares, and Mr. Stillman has now acknowledged that. The Company seeks to cancel the 583,334 shares. We believe that this case will be settled sometime in the second quarter of 2000.

In the second cause of action, the Company seeks the return of 94,000 shares issued to Corporate Relations Group, Inc. (62,667 shares) and Gulf Atlantic Publishing, Inc. (31,333 shares) issued to those companies for services which the Company alleges were not performed. It appears that the defendants already disposed of 10,333 shares, leaving a balance of 83,667 shares in dispute. We are presently negotiating a settlement in this case as well.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the fourth quarter of 1999.




PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the NASDAQ Bulletin Board under the symbol "PMTE."

J. Alexander Securities, Inc., our initial market maker, was authorized to commence the trading of our stock on the OTC Bulletin Board on February 20, 1998 but actual trading began on approximately July 7, 1998. The range of our prices since then is:

Quarter                           High Ask                            Low Bid
-------                           --------                            -------
 1998
3rd Qtr, '98                      $ 2.125                             $ 1.44
4th Qtr '98                          1.56                                .21

Quarter                           High Ask                            Low Bid
-------                           --------                            -------
 1999
1st Qtr '99                       .4375                                 .10
2nd Qtr '99                       .1875                               .1875
3rd Qtr '99                       .4375                               .4375
4th Qtr '99                         .75                               .2500

The forgoing quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.


Dividend Policy

We have not had any earnings or profits and have not paid any dividends. Our proposed operations are capital intensive and we need working capital. Therefore we will be required to reinvest any future earnings in the Company's operations. Our Board of Directors has no present intention of declaring any cash dividends, as we expect to re-invest all profits in the business for additional working capital for continuity and growth. The declaration and payment of dividends in the future will be determined by our Board of Directors considering the conditions then existing, including the Company's earnings, financial condition, capital requirements, and other factors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements of the Company and summary of selected financial data for United National Mortgage, LLC ("UNM") as shown below. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of the management of the Company.

Overview - Sources of Revenue

We are a holding company that has no business activities and generates no revenues. We do, however, provide support and staff functions to our subsidiaries, which do generate revenues.


Analysis of Premier Mortgage Resources, Inc.

The revenues of Premier Mortgage Resources, Inc. were $121,210 for calendar 1998, and $197,040 for calendar 1999, and there were no significant revenues in 1997. The increase in 1999 over 1998 due in part to higher revenue billings to UNM by us for telemarketing and also processing services, and also due to increased payroll costs for processing services that can be billed to UNM for reimbursement.

Total expenses for Premier were $216,742 for calendar 1998. There were no significant expenses in calendar 1997. For the twelve months ending December 31, 1999, total expenses were $534,387. Selling, general and administrative expenses for 1999 increased over 1998 due to a higher number of employees on payroll who perform telemarketing and mortgage banking services on behalf of UNM.

On December 31, 1999 through issuance of a convertible preferred stock issuance, the Company raised $380,000 in capital. The Company raised an additional $100,000 in capital on February 28, 2000 through an issuance of convertible preferred stock

We believe that our marketing plan will have a positive impact on capital resources and liquidity. As such, our reliance on capital contributions to fund operating losses should dissipate in favor of positive cash flow, self-funding operations. While there can be no guarantee that these marketing plans, revenue enhancement goals and acquisition strategies will be successful, we believe that we have identified specific short term objectives that should impact cash flow on a positive basis and restore profitability.

Analysis of United National, Inc.

Our first tier subsidiary, United National, Inc. derives revenues by billing UNM at a contractually agreed upon rate for mortgage loan processing. Its expenses include the payroll cost, leased space, and general and administrative costs of mortgage personnel engaged in these activities.

The transactions between United National, Inc and UNM are of an inter-company nature and therefore do not form the basis for a more complete understanding of the nature of the core mortgage banking activities of UNM. The results of UNM are currently not combined into our results. Upon approval of the change in control by the New York State Banking Department, as discussed elsewhere in this document, the remaining 98% of UNM will be transferred to United National, Inc. At that time, our results of operations will include the results of operations of UNM and thereby give the reader a more complete understanding of UNM's core business.

Analysis of United National Mortgage, LLC ("UNM")

As discussed elsewhere in this document, our operations and potential for success are largely based upon the outcome of operations for the core mortgage banking business of UNM.

UNM is engaged in the business of mortgage banking and is focused on expanding its origination of residential mortgage loans.

UNM intends to expand its mortgage origination business through its retail branch network, direct marketing and wholesale mortgage banking. It is in the process of developing an Internet based direct origination capability.

UNM sells the loans it originates as well as the related servicing rights to institutional buyers. There are no plans, at present, to hold onto loans for investment purposes. We are dependent on the sale of these loans into the secondary market in order to generate cash to support operating costs.

UNM's primary focus is to expand the network of regional sales offices that employ commission based loan officers. These loan officers will solicit loan applications by calling on established referral sources. The cost of the regional sales offices will be borne by UNM. Also, UNM attracts successful mortgage brokerage operations into the Company in key markets through the "Net Branch" concept. The Company continues to build a network of mortgage brokers all working under the United National Mortgage corporate name. That network will provide marketing, technology and business systems to United's broker partners; and further, to rapidly grow into a mortgage institution national in scope by attracting the best available mortgage personnel.

UNM also solicits mortgage loans through a wholesale mortgage strategy whereby the loans are originated through wholesale mortgage brokers and submitted to UNM for prior approval and funding.

Other traditional loan origination channels that we use include:

-    Open new retail branch offices in selected markets

-    Hire additional loan officers to solicit loans

- Increase consumer awareness of United through direct advertising and marketing.

- Selectively consider and pursue strategic alliances with national-based referral sources such as affinity groups, trade associations, etc.

-    Strategic acquisitions of mortgage companies in the industry



ITEM 6. SELECTED FINANCIAL DATA

Selected Summary Financial Data of United National Mortgage, LLC

                                         Year Ended:

                                               Dec. 31, 1999       Dec. 31, 1998
Income Statement Data:
Mortgage Fee Income                             $   513,316         $   628,930

Selling, General and
Admin. Expenses                                 $ 1,509,959           1,269,653

(Loss) Before Income                               (984,102)           (640,723)
         Taxes
Net Loss                                           (984,102)           (640,723)
Unrealized (Loss)                                                      (124,338)
         On Securities                                 (174)
Comprehensive Loss                              $  (987,802)        $  (765,061)

Balance Sheet Data:
Cash & Cash                                     $   327,051         $   161,438
         Equivalents
Mortgage Loans                                      597,105           1,681,132
         Held for Sale, Net
Total Assets                                    $ 1,532,202         $ 2,571,604
Warehouse Line of                                                   $ 1,703,926
         Credit Payable                             607,140
Other Liabilities                                   266,435             568,557
Total Stockholder Equity                        $   391,266         $   299,121

Operating Data:
Total Mortgage Originations
                  (in thousands)                $    15,000         $    24,000

Revenue from the sale of mortgages and brokerage and ancillary income for the calendar year ended December 31, 1998 and December 31, 1999 was $579,944 and $421,686, respectively. These revenues are derived from origination fees, discount points, service released premium and ancillary fee income from residential mortgage transactions. Interest income was $48,986 and $91,630 for the periods ending December 31, 1998 and December 31, 1999, respectively, representing interest income from holding residential mortgage loans from the date of closing to purchase by permanent investors.

Operating expense including warehouse line of credit interest expense was $1,269,653 for the year ending December 31, 1998 and $1,509,959 for the year ending December 31, 1999.. Operating expenses primarily include commission expense to sales people, payroll and related payroll taxes as well as general and administrative expenses.

We have not generated any profits since inception and we are not expected to generate profits for the first fiscal quarter ending March 31, 2000. Revenues from mortgage closings do not cover operating expenses due to an insufficient number of mortgage closings to cover operating costs and start up costs. There can be no guarantee that expected revenues for fiscal year 2000 will increase enough to cover operating costs or that the Company will add enough closing volume to reach profitability.

Capital Resources and Liquidity

We have been highly dependent on capital raised through stock investors to fund operations. On December 31, 1999, we had $350,000 cash on hand which is not expected to be sufficient to cover net operating expenses through the first quarter of 2000. Further, the Company is entirely reliant on warehouse lines of credit to fund mortgage loans. Currently, there are open warehouse lines of credit in the amount of $12,000,000 available. There can be no guarantee that warehouse lenders will continue the lines of credit if losses were to continue or net worth was to fall below required levels.



ITEM 7.   FINANCIAL STATEMENTS

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                              Page
                                                                                              number
                                                                                              ------

Independent auditors' report                                                                   F-1

Consolidated balance sheet at December 31, 1999                                                F-2

Consolidated statements of operations for the years ended
 December 31, 1999 and 1998                                                                    F-3

Consolidated statement of stockholders' equity for the years ended
 December 31, 1999 and 1998                                                                 F-4 - F-5

Consolidated statements of cash flows for the years ended
 December 31, 1999 and 1998                                                                   F-6

Notes to consolidated financial statements                                                 F-7 - F-16

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Premier Mortgage Resources, Inc.


We have audited the accompanying consolidated balance sheet of Premier Mortgage Resources, Inc. and subsidiary (the "Company") as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and the consolidated results of its operations and cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.




Massella, Tomaro & Co., LLP
Jericho, New York
February 18, 2000

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999


                                     ASSETS

Current assets:
    Cash                                                                                  $       250
                                                                                          -----------
         Total current assets                                                                     250

Investment in affiliate, at cost                                                            1,796,032
                                                                                          -----------
         Total assets                                                                     $ 1,796,282
                                                                                          ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accrued expenses                                                                      $   159,852
    Due to related parties                                                                     70,554
    Note payable                                                                               50,000
                                                                                          -----------
         Total current liabilities                                                            280,406
                                                                                          -----------
Redeemable, cumulative preferred stock                                                        380,000

Commitments and contingencies (Note 8)                                                             --
                                                                                          -----------

Stockholders' equity:
    Preferred stock - $.001 par value, 10,000,000 shares
    authorized, -0- shares issued and outstanding                                                  --
     Common stock - $.001 par value, 50,000,000 shares authorized,
    3,628,794 shares issued and outstanding                                                     3,629
Additional paid-in capital                                                                  1,564,284
    Accumulated deficit                                                                      (432,037)
                                                                                          -----------
         Total stockholders' equity                                                         1,135,876
                                                                                          -----------
Total liabilities and stockholders' equity                                                $ 1,796,282
                                                                                          ===========

           See accompanying notes to consolidated financial statements

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                            1999              1998
                                                                            ----              ----
Income - Related Party                                                 $   197,040      $    121,210
                                                                       -----------       -----------

Expenses:
    Selling, general, and administrative expenses                          269,506            60,762
    Selling, general, and administrative expenses - related party          250,857           121,747
                                                                       -----------       -----------
Total expenses                                                             520,363           182,509
                                                                       -----------       -----------

Loss from operations before interest expense and provision
    for income taxes                                                      (323,323)          (61,299)

Interest expense                                                            14,024            34,233
                                                                       -----------       -----------

Loss before provision for income taxes                                    (337,347)          (95,532)

Provision for income taxes                                                      --                --
                                                                       -----------       -----------

Net (loss)                                                                (337,347)          (95,532)

Other items of comprehensive income                                           --                 --
                                                                       -----------       -----------

Comprehensive net (loss)                                               $  (337,347)      $   (95,532)
                                                                       ===========       ===========

Basic:
    Net (loss)                                                         $     (.16)        $      (.12)
                                                                       ===========        ===========

Weighted average number of
 common shares outstanding                                               2,162,392           822,878
                                                                       ===========       ===========

           See accompanying notes to consolidated financial statements

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                      Additional                    Total
                                                Common Stock           Paid-in     Accumulated   Stockholders'
                                              Shares     Amount        Capital        Deficit    Equity(Deficit)
                                              ------     ------        -------        -------    ---------------

 Balances at December 31, 1997                833,347   $  833      $    4,167       $ (5,936)    $     (936)
 Cancellation of common stock in
   connection with reorganization            (433,333)    (433)         (2,167)            --         (2,600)

 Issuance of common stock in
   connection with recapitalization           377,778      378          (9,243)         6,778         (2,087)

 Issuance of common stock in
   connection with conversion
   of notes payable                            59,667       60         357,940             --        358,000

 Issuance of common stock in connection
   with limited offering memorandum,
   net of costs                                18,334       18         101,999             --        102,017

 Issuance of common stock in
   connection with amended
   limited offering memorandum,
   net of costs                               199,062      199              --        100,726      - 100,925

Issuance of common stock in lieu of
  consideration for services rendered
   to the Company                               8,333        8          33,492             --         33,500


 Net loss for the year ended
   December 31, 1998                               --       --              --        (95,532)       (95,532)
                                            ---------    -----         -------        -------        -------

 Balances at December 31, 1998              1,063,188    1,063         586,914        (94,690)       493,287
                                            ---------    -----         -------        -------        -------









          See accompanying notes to consolidated financial statements

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 (CONT'D)



                                                                   Additional       Total
                                           Common Stock              Paid-in      Accumulated      Stockholders'
                                        Shares        Amount         Capital        Deficit        Equity(Deficit)
                                        ------        ------         -------        -------        ---------------
Balances at December 31, 1998
 from previous page                    1,063,188      $1,063       $  586,914   $  (94,690)      $  493,287

Sale of common stock in
  connection with private offering
  memorandums and sale of unregistered
  securities, net of costs             2,345,606       2,346          839,690           --          842,036

Issuance of common stock in lieu of
  consideration for services rendered
  to the Company                         220,000         220          109,780           --          110,000

Officer's contribution                        --          --           27,900           --           27,900

Net loss for the year ended
  December 31, 1999                           --          --               --     (337,347)         (337,347)
                                       ---------      ------       ----------    ----------       ----------


Balances at December 31, 1999          3,628,794      $3,629       $1,564,284    $ (432,037)      $1,135,876
                                       ---------      ------       ----------    ----------       ----------

          See accompanying notes to consolidated financial statements

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                       1999                1998
                                                                                       ----                ----
Cash flows from operating activities:
   Net (loss)                                                                        $  (337,347)      $   (95,532)
   Adjustments to reconcile net (loss) to net
    cash used for operating activities:
       Amortization                                                                           --               287
       Issuance of common stock for services                                             137,900            33,500
     Increase (decrease) in:
       Accrued expenses                                                                  110,619            49,233
                                                                                     -----------       -----------
Net cash used for operating activities                                                   (88,828)          (12,512)
                                                                                     -----------       -----------

Cash flows from investing activities:
   Investment in affiliate                                                            (1,105,032)         (691,000)
                                                                                     -----------       -----------
Net cash used for investing activities                                                (1,105,032)         (691,000)
                                                                                     -----------       -----------

Cash flows from financing activities:
   Repayments of convertible notes payable                                              (100,000)               --
   Proceeds from sale of preferred stock                                                 380,000                --
   Sale of common stock in connection with
     private placement, net of costs                                                     843,006           193,462
   Proceeds from issuance of convertible notes payable                                        --           458,000
   Proceeds from issuance of note payable                                                     --            50,000
   Advances from related parties                                                          69,051             4,103
                                                                                     -----------       -----------
Net cash provided by financing activities                                              1,192,057           705,565
                                                                                     -----------       -----------

Net (decrease) increase in cash                                                           (1,803)            2,053

Cash, beginning of period                                                                  2,053                --
                                                                                     -----------       -----------

Cash, end of period                                                                  $       250       $     2,053
                                                                                     ===========       ===========

Supplemental disclosure of non-cash flow information: Cash paid during the year for:
         Interest                                                                    $        --       $        --
                                                                                     ===========       ===========
Income taxes                                                                         $        --       $        --


Schedule of non-cash investing activities:
     Issuance of 59,667 shares of common stock in connection
     with conversion of note payable                                                 $        --       $   358,000
                                                                                     ===========       ===========

    Contribution of real property directly by the Company's
    President in lieu of stock received in connection
    with acquisition of subsidiary                                                   $        --            85,000
                                                                                     ===========       ===========

   Issuance of 377,778 shares of Common Stock in
       connection with recapitalization                                              $        --       $    (2,087)
                                                                                     ===========       ===========




          See accompanying notes to consolidated financial statements.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 1       -    ORGANIZATION

                  The Company

                  Premier Mortgage Resources, Inc. (the "Company") was incorporated in the State of Nevada on August 17, 1995 under the name "Mortgage Resources, Inc." The name of the Company was changed on August 20, 1997 to its current name. Until the acquisition of United National, Inc. ("United") in June 1998, the Company had no operations. The Company acquired United during June 1998 in order to commence operations in the mortgage banking industry.

                  Reorganization

                  During June 1998, pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement"), an officer and shareholder received 377,778 representing 48.6% of the common stock outstanding after the cancellation of 433,333 shares of the previous officers as discussed in the next paragraph, in consideration for 100% of the shares of common stock of United. Such transaction is considered a capital transaction whereby United contributed its stock for the net assets of the Company which was consummated simultaneously with a recapitalization of the Company.

                  Simultaneously with the execution of the Reorganization Agreement, the former officers of the Company canceled 433,333 shares of common stock and resigned as officers of the Company. In connection with the resignation of the previous officers of the Company, the previous sole shareholder of United was elected as President of the Company. Accordingly, after such capital transaction, United became a wholly owned subsidiary of the Company.

                  United

                  United was incorporated in the State of Nevada on November 21, 1997. Since the date of incorporation and through August 1998, United had limited operations. Since August 1998, United has performed loan processing and telemarketing services for United National Mortgage, LLC. ("LLC"). As of December 31, 1999 United owns approximately 2% interest in the LLC which is accounted for under the cost method.

                  LLC

                  The LLC is a limited liability company whereby an officer of the Company owns approximately 98% as of December 31, 1999. The Company currently has an option to purchase the remaining 98% interest from this director subject to the approval by New York State Banking Department. The LLC is a licensed mortgage banker in approximately sixteen states which primarily originates conforming conventional loans, and sells those loans to investors, with servicing released. The intent of the Company is to

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1       -    ORGANIZATION (cont'd)

                  LLC cont'd
                  execute its option and have the LLC become a wholly owned subsidiary in order to enter the mortgage banking industry.

NOTE 2       -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            a)    Principles of Consolidation

                  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, United (the "Companies") after elimination of all significant intercompany transactions and accounts.

            b)    Cash and cash equivalents

                  The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

            c)    Revenue Recognition

                  Upon the Company acquiring the remaining 98% interest in the LLC as discussed in Note 1, it will adopt all the accounting policies of the LLC. Accordingly, its revenue recognition policies are expected to be as follows:

                      i) Revenue recognition - revenue from both "The Retail
                  Origination Division" and "The Wholesale Division" will be recognized upon loan sale to the investor.

                      ii) Branch office operations - All branch managers
                  including net branch managers will be employees of the Company. For net branches, in states where permissible, net branch managers will be contractually obligated to pay the expenses of the branch. In states where not permissible, the Company will pay these expenses directly. All revenue earned and related expenses by the branches of the Company will be reflected in the statement of operations of the Company.

            d)    Income taxes

                  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




NOTE 2       -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

                  the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal and state income tax reporting purposes.

            e)    Earnings per share

                  During 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the previously required reporting of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share, basic earnings per shares exclude the dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128.

            f)    Use of estimates

                  In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities, revenues and expenses during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

             g)   Fair value disclosure at December 31, 1999

                  The carrying value of cash, accrued expenses, and notes payable are a reasonable estimate of their fair value.

             h)   Effect of New Accounting Standards

                  The Company does not believe that any recently issued accounting standards, not yet adopted by the Company, will have a material impact on its financial position and results of operations when adopted.

            i)    Cost Method of Accounting

                  United accounts for the investment in the LLC under the cost method of accounting as a result of its 2% ownership interest. Upon approval from the New York Banking Department, the Company's former President, now a director, will transfer the remaining 98% interest in the LLC to United for a nominal consideration in accordance with the agreement discussed in
                  Note 3. Upon such transfer, the LLC will become a wholly owned subsidiary and will be consolidated by the Company.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 3   -        INVESTMENT IN AFFILIATE, AT COST

                  On July 29, 1998, United entered into a LLC Interest Acquisition Agreement (the "LLC Acquisition Agreement") with the Company's former President whereby for an initial $508,000 it acquired a 1% interest in the LLC and the option to acquire the remaining 99% interest in the LLC as follows; 1% based on required capital by the LLC in order to remain in compliance with its net capital requirements with various state banking laws until it reaches its expected level of revenues sufficient to maintain its capital requirements and the remaining 98% (which is contingent upon obtaining approval from the New York Banking Department) for nominal consideration. As of December 31, 1999, United has a 2% interest in the LLC and has invested an aggregate of $1,796,032 into the LLC based on the above agreement.

NOTE 4 -         ACCRUED EXPENSES

                 Accrued expenses consist of the following at December 31, 1999:

                 Professional fees                     $ 41,900
                 Interest                                48,257
                 Other                                    1,695
                 Litigation settlement-pending
                   (See Note 8(c))                       68,000
                                                       --------
                                                       $159,852
                                                       ========


NOTE 5 -          LOAN PAYABLE

                  During March 1998, an outside third party loaned United $50,000 bearing interest at 12% per annum. The loan is due on demand and no formal terms have been established. As of December 31, 1999, the loan remains unpaid. Accrued interest on the loan amounted to $11,712 as of December 31, 1999.

NOTE 6 -          CONVERTIBLE NOTES PAYABLE

                  Prior to the Reorganization Agreement, United issued convertible promissory notes amounting to $458,000 that bear interest at 12% per annum. The maturity date of the notes (if not converted prior to their due date) were as follows; $100,000 due May 31, 1998 and the remaining $358,000 due in six monthly installments commencing September 15, 1998. Pursuant to the Reorganization Agreement, the Company assumed $358,000 of such convertible promissory notes which were subsequently converted into approximately 59,667 shares of the Company's common stock as of December 31, 1998. The remaining $100,000 notes were repaid during April 1999 by United. As of December 31, 1999, United is in default of the accrued interest related to all the notes which has been accrued. Pursuant to the notes, United may be liable for de minimis legal cost if there is any litigation in connection with the default of the unpaid interest. Accrued interest on the notes amounted to $36,545 as of December 31, 1999.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 7       -    PROVISION FOR INCOME TAX

                  Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the financial statement and tax bases of assets and liabilities for financial statement and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible in the year when the assets or liabilities are recovered or settled. Accordingly, measurement of the deferred tax assets and liabilities attributable to the book-tax basis differentials are computed at a rate of 34% federal and 9% state pursuant to SFAS No. 109. The only material tax effect of significant items comprising the Company's current deferred tax assets as of December 31, 1999 is the Company's net operating losses "NOL"s" which amounted to approximately $430,000 as of December 31, 1999. The deferred tax asset associated with the Company's NOL's amounted to approximately $170,000 as of December 31, 1999.

                  In accordance with SFAS 109, the Company has recorded a 100% valuation allowance for such deferred tax asset since management could not determine that it was "more likely than not" that the deferred tax asset would be realized in the future. The Company's NOL's will expire between 2013 and 2014 if not utilized prior.

                  The Company and its subsidiary file separate tax returns for federal and state tax purposes. As such, income tax is based on the separate taxable income or loss of each entity.

NOTE 8       -    COMMITMENTS AND CONTINGENCIES

            a)    Advertising and Corporate Relations Agreements

                  On March 13, 1998, United entered into agreements for public relations and advertising services with Gulf Atlantic Publishing, Inc ("Gulf Atlantic") and Corporate Relations Group, Inc. ("Corporate Relations"). The agreements were for a period of twelve months and included certain marketing products such as mailings, press releases and posting to websites, along with distributing due diligence packages to all inquiring brokers and setting up shows for advertising purposes. As consideration for such services, the Company agreed to sell 109,560 free trading shares of common stock for a total of $30,000. (See Note 8(c) below for pending litigation).

            b)    Introduction  Agreement

                  On March 17, 1998, United entered into an Introduction Agreement with Select Media Ltd. Corp. ("Select Media") in connection with its efforts to obtain loans to fund United's operations. The agreement stipulated that Select Media would provide United with names and introductions for the purpose of allowing United to solicit such individuals for loans.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 8       -    COMMITMENTS AND CONTINGENCIES (Cont'd)

                  As consideration for such introductions, United agreed to pay Select Media 15% of the amounts borrowed by United and one warrant to purchase stock of the Company for each $1 of funds loaned to United. (See Note 8(c) below for pending litigation).

           c)     Pending litigation

                  During 1998, the Company's previous transfer agent issued approximately an aggregate of 677,000 shares of common stock to the parties discussed in notes 8(a) and 8(b). The Company, during August 1999, filed a formal complaint in the state of Florida whereby the courts granted a temporary restraining order against the individuals and/or entities which received such stock to prohibit the transfer of stock. The Company contended that the shares held by these individuals/entities were wrongfully issued. As of December 31, 1999, the shares are not included as outstanding in the Company's financial statements since management contends that the related services discussed in notes 8(a) were not fulfilled and no funds were received related to note 8(b). Subsequent to year end, the Company reached a potential settlement whereby the Company agreed to pay approximately $68,000 to such parties. Upon such payment, the Company will cancel the shares of common stock currently being held by the parties. Accordingly, the Company has recorded an accrued expense of $68,000 and a charge to operations which is included in selling, general and administrative expense.

             d)   Investment in affiliate at Cost

                  The Company has committed to funding the LLC in order for the LLC to remain in compliance with various state banking requirements as to its net capital requirements until such time as reaches an expected revenue level that will provide it with self funding. As of December 31, 1999, the Company and United have invested $1,796,032 in the LLC.

NOTE 9       -    STOCKHOLDER'S EQUITY

            a)    Reorganization

                  The Company, pursuant to the Reorganization Agreement i) cancelled 433,333 shares of common stock representing a portion of shares held by its former officers, ii) accepted resignations from its former officers, iii) issued 377,778 shares to United's sole stockholder which represented 48.6% of the common stock outstanding after the cancellation of the 433,333 shares, and, iv) elected United's previous sole stockholder as an officer. Accordingly, United became a wholly owned subsidiary in connection with such capital transaction whereby United contributed its common stock for the net assets of the Company followed by immediately a recapitalization of the Company.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 9       -    STOCKHOLDER'S EQUITY (Cont'd)

                  Reorganization (cont'd)

                  In June 1998, prior to the Reorganization Agreement, United issued convertible promissory notes amounting to $458,000 that bear interest at 12% per annum. The maturity date of the notes (if not converted prior to their due date) were as follows; $100,000 due May 31, 1998 and the remaining $358,000 due in six monthly installments commencing September 15, 1998. Pursuant to the Reorganization Agreement, the Company assumed $358,000 of such convertible promissory notes which were subsequently converted into approximately 59,667 shares of the Company's common stock. The remaining $100,000 notes were repaid during April 1999 by United. As of December 31, 1999, the Company is in default for the accrued interest related to all the notes which amounted to $36,545.

                  Pursuant to the notes, the Company may be liable for de minimis legal cost if there is any litigation in connection with the default of the unpaid interest.

                  Lastly, in connection with such convertible promissory notes, the Company issued a total of 102,667 warrants which allow the holders to purchase 102,667 shares of the Company's common stock at $1 per share through June 2000.

            b)    Limited Offering Memorandum

                  During August 1998, the Company commenced a Limited Offering Memorandum (the "Offering") pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933. The Company offered up to 166,667 shares of its common stock at $6 per share. The minimum purchase amount per investor was $10,000. As of December 31, 1998 the Company sold 18,334 shares of common stock yielding net proceeds after certain offering costs of $102,017. In addition, as discussed in Note 9(a), the Company issued 59,667 shares of its common stock pursuant the Offering upon the assumption and conversion of United's convertible note payables amounting to $358,000.

                  Pursuant to an addendum to the offering, during December 1998, the Company sold an additional 566,667 shares of its common stock to certain investors for an aggregate consideration of $287,300.

            c)    Issuance of common stock for services

                  During October 1998, the Company issued 8,333 shares to a consultant of the Company in lieu of consideration for consulting services. Accordingly, in connection with the issuance of such shares, the Company recorded consulting expense amounting to $33,500.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 9       -    STOCKHOLDER'S EQUITY (Cont'd)

                  Issuance of common stock for services (cont'd)

                  During the year ended December 31, 1999, the Company issued an aggregate of 220,000 shares of its common stock in consideration of legal fees and marketing services. Accordingly, in connection with such issuances, the Company recorded legal fees and marketing expenses of $100,000 and $10,000, respectively.

                  d) Sale of Unregistered Common Stock

                  During August 1999, the Company sold 1,100,000 restricted shares of its common stock for $550,000. Commissions related to this sale were as follows: the Company issued an additional 550,000 common shares and paid $44,000, accordingly, the Company netted $506,000.

                  e) Warrants

                  As of December 31, 1999, the Company has outstanding a total of 102,667 warrants which allow the holders to purchase 102,667 shares of the Company's common stock at $1 per share through June 2000.

NOTE 10      -    REDEEMABLE CONVERTIBLE PREFERRED STOCK

                  On December 27, 1999, the Company sold 38,000 shares of preferred stock to an investor at $10 per share or $380,000. The holder of such preferred stock shall be entitled to receive a dividend of 8% or $.80 per share per annum. The dividend shall be paid, whether or not declared out of funds of the Company whether or not the Company has any earnings and profits. No dividend shall be paid on the Company's common stock or any other series of preferred stock until such dividend on these preferred shares have been paid in full. Commencing March 1, 2000, the holder can have the shares redeemed at $10 per share within 10 business days following receipt of notice.

                  At any time after December 31, 2001, the Company, at its option, may redeem the whole of, or from time to time may redeem any part of the preferred stock by paying in cash $14.70 per share in addition to all accrued and unpaid dividends.

                  Lastly, such preferred shares shall be convertible after December 31, 1999 at the option of the holder at the lower of $.50 per common share or the average of the bid and asked closing prices for 20 consecutive trading days ending on the day prior to conversion. Accrued and accumulated dividends shall be convertible in the same manner.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 11 - RELATED PARTY TRANSACTIONS

            a)    Exclusive Telemarketing Agreement

                  On August 12, 1998, United entered into an Exclusive Telemarketing Agreement ("Telemarketing Agreement") with the LLC whereby United is the exclusive telemarketing agent for the LLC until it acquires the remaining interest in the LLC. As for consideration for performing telemarketing services for the LLC, the LLC will pay United an hourly rate for its telemarketing services. For the years ended December 31, 1999 and 1998, United generated telemarketing income amounting to $132,240 and $61,210, respectively.

            b)    Exclusive Loan Processing Agreement

                  On August 12, 1998, United entered into an Exclusive Loan Processing Agreement ("Processing Agreement") with the LLC whereby United is the exclusive processing service for the LLC until it acquires the remaining interest in the LLC. As consideration for performing processing services for the LLC, the LLC will pay United a processing fee for each loan processed. For the years ended December 31,1999 and 1998, United generated loan processing fee income amounting to $64,800 and $60,000, respectively.

            c)    Rent Expense

                  For the years ended December 31, 1999 and 1998, pursuant to the Telemarketing and Processing Agreement, United paid $130,000 and $65,000, respectively to the LLC for rent in connection with the space utilized in performing telemarketing and processing services.

            d)    Due to related parties

                  The amount due to related parties as of December 31, 1999 amounting to $70,554 is an over advance from the LLC in connection with the reimbursement to United for telemarketing and processing services.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 12 - PRO FORMA FINANCIAL STATEMENTS

                  The following pro forma information presents in a condensed format the Company's balance sheet as of December 31, 1999 and statement of operations for the years ended December 31, 1999 and 1998 as if the acquisition of the LLC by United was consummated and considered in effect as of January 1, 1998:

                                                            Pro forma
                                                          balance sheet at
                                                          December 31, 1999
                                                          -----------------
Total assets                                                $1,461,898
                                                            ==========
Total liabilities                                           $1,350,788
                                                            ==========
      Total stockholders' equity                            $  111,110
                                                            ==========


                          Pro forma                          Pro forma
                    Statement of operations            Statement of operations
                      for the year ended                  for the year ended
                     December 31, 1999                    December 31, 1998
                     -----------------                    -----------------
Total income        $   531,778                             $  515,903
                    -----------                             ----------
Total expenses      $ 1,745,386                             $1,250,057
                    -----------                             ----------

 Net loss           $(1,213,608)                              (734,154)
                    -----------                               --------

                  This pro forma information regarding the Company's balance sheet and statements of operations is been presented for disclosure purposes and does not purport to be indicative of the Company's financial position and results of operations which would have actually resulted had the acquisition of the LLC occurred as of January 1, 1998.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Massella, Tomaro & Co., LLP audited our financial statements for the calendar years ended December 31, 1999 and December 31, 1998. There has been no change in our accountants and there have been no disagreements with respect to any matter of accounting principles or practices, financial statements disclosure or auditing scope of procedure.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)9 OF THE EXCHANGE ACT

Premier Mortgage Resources, Inc. consists of three separate entities, as outlined below, and three levels of management.

1. Premier Mortgage Resources, Inc.; Donald Wilen, the sole shareholder of United National, Inc., acquired operational control of Premier Mortgage Resources, Inc. in July 1998, by exchanging his shares of United National Inc for controlling shares of Premier Mortgage Resources, Inc.

2. United National, Inc. is now a wholly owned subsidiary of Premier Mortgage Resources, Inc. It functions as a telemarketing resource, soliciting new business for United National Mortgage, LLC. United National, Inc. also processes customer files and contracts for United National Mortgage, LLC.

3. United National Mortgage, LLC is managed as subsidiary of United National, Inc., and operates as the mortgage banking division of Premier Mortgage Resources, Inc. It is with this entity that we are focusing our business expansion, although the legal transfer of ownership is pending approval by the New York State Department of Banking.


Directors and Executive Officers of Premier Mortgage Resources, Inc.
--------------------------------------------------------------------

Name                         Age         Position
----                         ---         --------
Donald S. Wilen*             63          Executive Vice President, Director
Joseph A. Cilento            46          President, Chief Executive Officer,
                                         Director


Directors and Executive Officers of United National, Inc.
---------------------------------------------------------

Name                         Age         Position
----                         ---         --------
Donald S. Wilen*             63          Executive Vice President, Director
Joseph A. Cilento            46          President, Chief Executive Officer
                                         Director

Directors and Executive Officers of United National Mortgage, LLC.
------------------------------------------------------------------

Name                         Age         Position
----                         ---         --------
Donald S. Wilen*             63          Executive Vice President, Director
Joseph A. Cilento            46          President, Chief Executive Officer
                                         Director

*For the last fiscal year ended December 31, 1999, Donald S. Wilen served as CEO and President through June, 1999. Joseph A. Cilento joined the Company in July of 1999 and has since held the officer's positions of CEO and President.


DONALD S. WILEN is an Executive Vice President and Director of Premier Mortgage Resources, Inc., an Executive Vice President and Director of United National, Inc. and Managing Member and Director of United National.
Mortgage, LLC. He is an attorney and Certified Public Accountant, receiving his B.S. in Accounting from Brooklyn College in 1958 and his C.P.A. certification in 1964. He is licensed as a C.P.A. in New York. In 1968, Mr. Wilen received an MBA from Baruch College, and in 1978, he received a J.D. from Brooklyn Law School. Since 1979, Mr. Wilen has been a member of the Bar of the State of New York.

Mr. Wilen oversees the operations of UNM. He coordinates and structures strategic business alliances with brokerage firms, banks and mortgage companies in conjunction with Mr. Cilento.

From 1983 to 1997, Mr. Wilen was a senior partner in the CPA firm Wilen, Klapper & Glassman, and President of Tara Mortgage Inc. He has been a columnist for NATIONAL MORTGAGE PRESS since 1997.

JOSEPH A. CILENTO is President, Chief Executive Officer and a Director of Premier Mortgage Resources, Inc.; President, Chief Executive Officer and Director of United National, Inc.; and President, Chief Executive Officer and Director of United National Mortgage, Inc. He has served in these capacities since November of 1999. Mr. Cilento is a Certified Public Accountant, receiving a B.B.A. degree from Baruch College in 1975, and his C.P.A. certification in 1978. He is licensed as a C.P.A. in the state of New York.

Mr. Cilento was awarded the Certified Mortgage Banker designation by The Mortgage Bankers Association in 1996. Mr. Cilento was an officer of Emigrant Mortgage Corporation from 1997 to July of 1999. From 1987 to 1997, he was President of his mortgage banking company, Home Funding, which he sold. Mr. Cilento was Vice President of Finance for Merrill Lynch Realty from 1984 to 1987.

Mr. Cilento is responsible for overseeing all sales and marketing operations, secondary markets and finance areas of the company.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. During 1999, we were not subject to these requirements, therefore there were no officers, directors or ten percent beneficial owners that failed to timely file any Forms 3, 4 or 5.

ITEM 10.  EXECUTIVE COMPENSATION

Currently, our Directors are not compensated for their services, although their expenses in attending meetings are reimbursed.


Compensation of Directors

We do not currently compensate our Directors for their services.


Compensation of Management


                    Title                     1999            1998         1997
                    -----                    ------           ----         ----
Donald Wilen*       Director                $  6,500            -0-         -0-

Joseph Cilento      President, CEO          $ 21,400           N/A         N/A

Mr. Cilento receives an annual salary of $107,000 from UNM.

Mr. Wilen receives an annual salary of $32,500 from UNM.

*For the last fiscal year ended December 31, 1999, Donald S. Wilen served as CEO and President through June, 1999. Joseph A. Cilento joined the Company in July of 1999 and has since held the officer's positions of CEO and President.

Stock Option Plan

We are completing an Incentive Stock Option Plan for employees and management, and in that plan will allocate up to 2,000,000 shares of Common Stock for issuances to employees and management. None of the named persons has received stock options or other such non-cash compensation.

Employment Agreements

At this time, we do not have any employment agreements with our officers or directors. Each Net Branch, however, signs a "Branch Agreement" which provides a structure, salary and benefits much like an employment agreement. As of this date, we have six Net Branches.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL SHAREHOLDERS

The following table sets forth, as of March 24, 2000, information regarding the beneficial ownership of shares of our Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. On March 24, 2000 there were 4,786,128 shares issued and outstanding of record, including the shares which are the subject of the litigation attempting to cancel them.

                                             SHARES OF
NAME & ADDRESS OF                            COMMON         PERCENTAGE
BENEFICIAL OWNERS                            STOCK          AS OF 3/24/00(1)
-----------------                            --------       ---------------
Donald S. Wilen                              377,778               7.9%
208 Windsor Highway
New Windsor, NY 12553


Nicko Fillas                                 225,000               4.7%
c/o Glenn Michael Financial, Inc.
534 Broadhollow Road
Melville, New York 11747


Gulf Atlantic Publishing, Inc.               396,834(2)            8.3%
1947 Lee Road
Winter Park, FL 32789

Select Media, Inc.                           166,667(2)            3.5%
4772 E. Michigan St., #7
Orlando, FL 32812

Seas Capital Management
       Group, Inc.(3)                        143,000               3.0%
c/o Ephraim Sobol
164 Madison Ave., 3rd Fl.
New York, NY 10016

Ephraim Sobol                                293,000               6.1%
164 Madison Ave., 3rd Fl.
New York, NY 10016

Richard Rozzi                                480,000(4)           10.0%
86 Pancake Hollow Road
Highland, NY 12528


All Executive Officers and Directors
as a group (1 person)                        377,778               7.9%

---------------------------------------------

(1) Based upon 4,786,128 shares issued and outstanding on March 24, 2000, which total includes the shares subject to the litigation in which the Company seeks to cancel such shares as well as 480,000 shares issuable on conversion of Series 1999 and Series 2000 Preferred Convertible Stock. This does not include Series 1999 Convertible Preferred Stockholder's Warrants exercisable to purchase 380,000 shares of Common Stock at an exercise price of $.50 per share (expiration date 12/31/04); nor does it include Series 2000 Convertible Preferred Stockholder's Warrants exercisable to purchase 100,000 shares of Common Stock at an exercise price of $.50 per share (expiration date February 28, 2005)(Both Series 1999 and Series 2000 Preferred Stockholder's Warrants being issued to Richard Rozzi at the time of his purchases of Convertible Preferred Stock on December 28, 1999 and February 27, 2000 respectively). This total also does not include 27,668 Common Stock Purchase Warrants exercisable to purchase 27,668 shares of our Common Stock at an exercise price of 6.00 per share exercisable according to the following schedule:

           Name                         Warrants    Expiration Date
           ----                         --------    ---------------
           Visual Company                 8,334         6/5/00
           Azucar Ltd.                   11,000         6/3/00

           Total Warrants                27,668

(2)      These shares are the subject of the litigation seeking to cancel them.

(3) Seas Capital Management Group, Inc. is owned by Ephraim Sobol and the 143,000 shares are also included in the 293,000 shares owned beneficially by him.

(4) This represents shares issuable in the event of conversion of 380,000 shares of Series 1999 Convertible Preferred Stock and 100,000 shares of Series 2000 Convertible Preferred Stock. This does not include Series 1999 Convertible Preferred Stockholder's Warrants exercisable to purchase 380,000 shares of Common Stock at an exercise price of $.50 per share (expiration date 12/31/04); nor does it include Series 2000 Convertible Preferred Stockholder's Warrants exercisable to purchase 100,000 shares of Common Stock at an exercise price of $.50 per share (expiration date February 28, 2005).


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 22, 1998, Donald S. Wilen, now the Company's President and Director, agreed to exchange his ownership of United National, Inc. for 377,778 (post-split) shares of the Company's Common Stock, giving him operational control. A written Plan of Reorganization was entered into on June 9, 1998, providing for the exchange by Mr. Wilen of his 100 shares of capital stock of United National, Inc. for the 377,338 (post-split) shares of the Company's Common Stock in a tax-free stock-for-stock exchange under Section 358(a)(1)(B) of the Internal Revenue Code. United National, Inc. is the owner of a 2% interest in United National Mortgage, LLC, a mortgage banker. The other 98% interest is owned by Donald S. Wilen who has agreed that, upon approval by the New York State Department of Banking of the required licenses, he will transfer such 98% interest without further payment.

On August 5, 1998, the Company commenced an offering of its Common Stock under Rule 504 of Regulation D. The offering was of 1,000,000 shares. A total of 877,640 shares were issued (post 6:1 reverse stock split) in the offering for total proceeds of $953,418.

On February 22, 1999, the Company declared a 6 to 1 reverse stock split effective on April 12, 1999.

In August 1999 the Company commenced a private placement offering of its Common Stock under Rule 505 of Regulation D. The offering was of 1,100,000 shares at a price of $ .50 per share. The offering was fully subscribed.

In December, 1998 we amended the Rule 504 offering to change the offering price to $.0845 per share. As a result of that offering, during December, 1998 and the first quarter of 1999, we issued 787,807 shares (post-split) for total proceeds of $399,418. This issuance was considered exempt under Section 3(b) of the Securities Act and Rule 504 of Regulation D promulgated thereunder.

On or about March 31, 1999 the Company's then counsel authorized and directed the issuance of 3,500,000 shares of the Company's Common Stock at an offering price of $.001 per share, allegedly under Rule 504 of Regulation D. The counsel's actions were not authorized or directed by the Company and the Company has filed suit to cancel such issuances. On February 22, 1999 we authorized a 1 for 6 reverse stock split for stockholders of record on April 12, 1999 and all of the foregoing issuances have been stated on a pre-split basis.

On February 22, 1999 we authorized a 1 for 6 reverse stock split for stockholders of record on April 12, 1999 and all of the foregoing issuances have been stated on a pre-split basis.

In August 1999 we made an offering of 1,100,000 shares of our Common Stock to approximately 15 accredited investors under Rule 505 of Regulation D at an offering price of $0.50 per which was fully subscribed. This issuance was considered exempt under Section 4(2) of the Securities Act, Section 3(b) of the Securities Act and Rule 505 of Regulation D promulgated thereunder

As of September 30, 1999, we issued a total of 536,000 shares of our Common Stock to various persons in payment for services in private placements. Of the total, 50,000 shares were issued to an attorney in payment for legal services valued at $25,000, and 486,000 shares of Common Stock were issued to 15 individuals for services as finders in the forgoing private placement. These issuances were considered exempt under Section 4(2) of the Securities Act.

At various times between December 31, 1999 and February 28, 2000, an accredited investor advanced funds to the Company totaling $480,000 and was issued 380,000 shares of Series 1999 Convertible Preferred Stock, and 100,000 shares of Series 2000 Convertible Preferred Stock for that principal sum. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.


EXHIBIT INDEX


No.      Description of Exhibit
---      ----------------------

 *3.1    Articles of Incorporation of Mortgage Resources, Inc., dated August 17,
         1995

 *3.2    Articles of Amendment, dated October 16, 1995

 *3.3 Annual List, changing corporate name to Premier Mortgage Resources, Inc., dated August 20, 1997

 *3.4    Certificate of Reinstatement, dated August 20, 1997

 *3.5    Bylaws of Mortgage Resources, Inc.

 *3.6    Articles of Incorporation of United National, Inc., dated November 21,
         1997

 *3.7 Articles of Organization of United National Mortgage, LLC, dated October 2, 1996

 *3.8 Certificate Of Amendment to Articles of Organization of United National Mortgage, LLC, dated February 3, 1998

 *3.9    Operating Agreement of United National Mortgage, LLC, dated July 1,
         1996

 *3.10   LLC Interest Acquisition Agreement

**3.11   Preferred Stock Designation, Series 1999

**3.12   Preferred Stock Designation, Series 2000

*10.1    Reorganization Agreement, dated July 2, 1998

*10.2    Agreement to Sell Stock, dated April 22, 1998

*10.3    Indemnification Agreement with Donald Wilen

*10.4    Indemnification Agreement with Joseph Cilento

*10.5    Sample Net Branch Agreement

*21.1    Subsidiaries of Registrant

*23.1    Consent of Auditors

 27      Financial Data Schedule

 *Previously filed with Form 10-SB
**To be filed by amendment.


                                  SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Premier Mortgage Resources, Inc.
                                 --------------------------------
                                 (Registrant)


Date March 16, 2000
     -----------------           -------------------------------------------
                                  Joseph Cilento, President


                                 -------------------------------------------
                                   Donald Wilen, Executive Vice President