Form 10KSB40/A
period 1999-12-31
PREMIER MORTGAGE RESOURCES INC
filed 2000-03-31
CIK 1063103

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              AMENDMENT NO. 1 TO
                                   FORM 10-KSB

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




Massella, Tomaro & Co., LLP
Jericho, New York
February 18, 2000

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999


                                     ASSETS

Current assets:
    Cash                                                                                  $       250
                                                                                          -----------
         Total current assets                                                                     250

Investment in affiliate, at cost                                                            1,796,032
                                                                                          -----------
         Total assets                                                                     $ 1,796,282
                                                                                          ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accrued expenses                                                                      $   159,852
    Due to related parties                                                                     70,554
    Note payable                                                                               50,000
                                                                                          -----------
         Total current liabilities                                                            280,406
                                                                                          -----------

Redeemable, cumulative preferred stock                                                        380,000
                                                                                          -----------
Commitments and contingencies (Note 8)                                                             --
                                                                                          -----------

Stockholders' equity:
    Preferred stock - $.001 par value, 10,000,000 shares
    authorized, -0- shares issued and outstanding                                                  --
     Common stock - $.001 par value, 50,000,000 shares authorized,
    3,628,794 shares issued and outstanding                                                     3,629
Additional paid-in capital                                                                  1,564,284
    Accumulated deficit                                                                      (432,037)
                                                                                          -----------
         Total stockholders' equity                                                         1,135,876
                                                                                          -----------
Total liabilities and stockholders' equity                                                $ 1,796,282
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

          See accompanying notes to consolidated financial statements

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                       1999                1998
                                                                                       ----                ----
Cash flows from operating activities:
   Net (loss)                                                                        $  (337,347)      $   (95,532)
   Adjustments to reconcile net (loss) to net
    cash used for operating activities:
       Amortization                                                                           --               287
       Issuance of common stock for services                                             137,900            33,500
     Increase (decrease) in:
       Accrued expenses                                                                  110,619            49,233
                                                                                     -----------       -----------
Net cash used for operating activities                                                   (88,828)          (12,512)
                                                                                     -----------       -----------

Cash flows from investing activities:
   Investment in affiliate                                                            (1,105,032)         (691,000)
                                                                                     -----------       -----------
Net cash used for investing activities                                                (1,105,032)         (691,000)
                                                                                     -----------       -----------

Cash flows from financing activities:
   Repayments of convertible notes payable                                              (100,000)               --
   Proceeds from sale of preferred stock                                                 380,000                --
   Sale of common stock in connection with
     private placement, net of costs                                                     842,036           193,462
   Proceeds from issuance of convertible notes payable                                        --           458,000
   Proceeds from issuance of note payable                                                     --            50,000
   Advances from related parties                                                          70,021             4,103
                                                                                     -----------       -----------
Net cash provided by financing activities                                              1,192,057           705,565
                                                                                     -----------       -----------

Net (decrease) increase in cash                                                           (1,803)            2,053

Cash, beginning of period                                                                  2,053                --
                                                                                     -----------       -----------

Cash, end of period                                                                  $       250       $     2,053
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

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1999




                                    CONTENTS


                                                                     REFERENCE

Independent Auditors' Report


Balance Sheet                                                        EXHIBIT "A"


Statement of Income and Comprehensive Income                         EXHIBIT "B"


Statement of Members' Equity                                         EXHIBIT "C"


Statement of Cash Flows                                              EXHIBIT "D"


Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

The Members
United National Mortgage LLC
     HUD TITLE II - LOAN CORRESPONDENT - ID#12378-0000-1


     We have audited the accompanying balance sheet of United National Mortgage LLC as of December 31, 1999, and the related statements of income, members' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United National Mortgage LLC as of December 31, 1999, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The computation of adjusted net worth included in this report is presented for the purpose of additional analysis and is not a required part of the financial statements of United National Mortgage LLC. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                             HIRSHFIELD AND KANTOR


Melville, New York
March 22, 2000

The Members
United National Mortgage LLC


     We have audited the accompanying balance sheet of United National Mortgage LLC as of December 31, 1999, and the related statements of income, members' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United National Mortgage LLC as of December 31, 1999, and results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                             HIRSHFIELD AND KANTOR


Melville, New York
March 22, 2000

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                                  BALANCE SHEET

                                DECEMBER 31, 1999


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $  327,051
     Investment in marketable securities                                     833
     Mortgages receivable -- net of unearned discount of $11,345         597,105
     Other receivables                                                     8,759
     Due from affiliates                                                  70,554
     Prepaid expenses                                                     20,607
                                                                      ----------

              Total current assets                                     1,024,909

Property, plant and equipment -- at cost                                 489,004

Investment in rental real estate -- net                                   14,459

Security deposits                                                          3,830
                                                                      ----------

                                                                      $1,532,202
                                                                      ==========














                                   EXHIBIT "A"
                                   Page 1 of 2

   The accompanying notes are an integral part of these financial statements.

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                                  BALANCE SHEET

                                DECEMBER 31, 1999


                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
     Warehouse note payable -- secured by mortgage receivable                           $  607,140
     Current maturities on long-term debt                                                   72,799
     Payroll taxes payable                                                                   1,969
     Customers' deposits in excess of advances                                               7,464
     Accrued expenses -- salaries and commissions                                            6,866
                           -- salaries and commissions - branch managers                       500
                           -- interest                                                       4,146
                           -- other                                                        172,691
                                                                                        ----------

              Total current liabilities                                                    873,575

Long-term debt -- net of current maturities
     Capitalized leases payable -- secured by telephone
         system and office equipment                                                         5,495

     Mortgage payable -- secured by land and building                                      261,866

MEMBERS' EQUITY
     Members' equity                                                      $  395,645
     Accumulated other comprehensive loss                                     (4,379)      391,266
                                                                          ----------    ----------

                                                                                        $1,532,202
                                                                                        ==========






                                   EXHIBIT "A"
                                   Page 2 of 2

   The accompanying notes are an integral part of these financial statements.

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                  STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                      FOR THE YEAR ENDED DECEMBER 31, 1999


Gain on sales of mortgages and brokerage income -- corporate operations                 $   237,841
Gain on sales of mortgages and brokerage income -- branch operations                        183,845
Interest income                                                                              91,630
                                                                                        -----------

                                                                                            513,316
Operating expenses
     Warehouse interest                                                  $   109,955
     Operating expenses                                                    1,400,004      1,509,959
                                                                         -----------    -----------

LOSS FROM OPERATIONS                                                                       (996,643)

Other income (expense)
     Realized gain on marketable securities                                    1,354
     Interest and dividend income                                              8,378
     Interest expense -- other                                                (5,921)
     Income from rental operations                                             8,730         12,541
                                                                         -----------    -----------

NET LOSS                                                                                   (984,102)

Other comprehensive loss:
     Unrealized loss on securities:
         Unrealized holding loss arising during the year                                       (174)
         Less: reclassification adjustment for gains included
                 in net loss                                                                 (3,526)
                                                                                        -----------
COMPREHENSIVE LOSS                                                                      $  (987,802)
                                                                                        ===========








                                   EXHIBIT "B"

   The accompanying notes are an integral part of these financial statements.

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                          STATEMENT OF MEMBERS' EQUITY

                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                                             ACCUMULATED
                                                                OTHER
                                              MEMBERS'      COMPREHENSIVE                    COMPREHENSIVE
                                              EQUITY         INCOME(LOSS)       TOTAL        INCOME (LOSS)


Balance -- January 1, 1999                 $   299,800      $      (679)     $   299,121     $      -0-


Contribution by member                       1,105,032                         1,105,032


Net loss                                      (984,102)                         (984,102)


Other comprehensive income (loss)
    Unrealized loss on securities, net
       of reclassification adjustment                            (3,700)                          (3,700)
                                                                                             -----------

Comprehensive loss                                                                           $    (3,700)
                                                                                             ===========


Distribution to member                         (25,085)                          (25,085)
                                           -----------      -----------      -----------


Balance -- December 31, 1999               $   395,645      $    (4,379)     $   391,266
                                           ===========      ===========      ===========







                                   EXHIBIT "C"

   The accompanying notes are an integral part of these financial statements.

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1999


OPERATING ACTIVITIES
     Net loss                                                                  $  (984,102)
     Adjustments to reconcile net loss to net
        cash provided by operating activities
         Depreciation and amortization on property, plant
              and equipment                                   $    34,736
         Depreciation on rental property                            2,363
         Realized gain on marketable securities                    (1,354)
         Changes in operating assets and liabilities
              Decrease in mortgage receivable                   1,084,027
              Decrease in other receivables                         8,217
              Decrease in accrued interest receivable               2,995
              Decrease in prepaid expenses                         10,780
              Increase in customers' deposits                       5,493
              Increase in payroll taxes                             1,969
              Increase in accrued expenses                         32,656        1,181,882
                                                              -----------      -----------
 Net cash provided by operating activities
      (Forwarded)                                                                  197,780

INVESTING ACTIVITIES
     Purchase of marketable securities                        $   (37,807)
     Proceeds from the sale and redemption of
       marketable securities                                      190,059
     Purchase of property, plant and equipment                    (16,532)
     Increase in amount due from affiliates                       (69,051)
                                                              -----------
Net cash provided by investing activities
     (Forwarded)                                                                    66,669





                                   EXHIBIT "D"
                                   Page 1 of 2

   The accompanying notes are an integral part of these financial statements.

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1999


Net cash provided by operating activities
     (Brought forward)                                               $   197,780
Net cash provided by investing activities
     (Brought forward)                                                    66,669

FINANCING ACTIVITIES
     Decrease in note payable secured
        by mortgage receivable                     $(1,096,786)
     Repayment of long-term debt                       (68,141)
     Repayment of mortgage on rental property           (7,118)
     Repayment of loans payable -- other                (6,738)
     Contribution by member                          1,105,032
     Distribution to member                            (25,085)
                                                   -----------
Net cash used for financing activities                                   (98,836)
                                                                     -----------
Net increase in cash                                                     165,613
Cash and cash equivalents at beginning of year                           161,438
                                                                     -----------
Cash and cash equivalents at end of year                             $   327,051
                                                                     ===========


SUPPLEMENTARY INFORMATION

CUSTOMERS' DEPOSITS -- Customers' deposits are assumed to be debts that are settled within 90 days.

WAREHOUSE NOTES PAYABLE -- These borrowings are considered to be individual loans that are secured by individual mortgages, and are expected to be repaid within three months.

FILING FEES AND INTEREST PAID -- During the year, the Company paid a total of $4,202 for filing fees. Interest paid during the year was $170,171, which consisted of warehouse interest expense and interest on borrowings.


                                   EXHIBIT "D"
                                   Page 2 of 2

   The accompanying notes are an integral part of these financial statements.

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


BACKGROUND INFORMATION

United National Mortgage LLC is a licensed mortgage banker in thirteen states with the predominant portion of business conducted in the southern New York area. In addition, the Company is a HUD-Approved Title II Nonsupervised Loan Correspondent. The Company primarily originates conforming conventional loans, and sells those loans to investors, servicing released.


BUSINESS TRENDS

Since inception, United National Mortgage LLC has incurred substantial losses and has continued to be dependent upon additional capital contributions. At the end of 1999 management has embarked on an extensive restructuring program, which began with the hiring of a new CEO with many years of experience in mortgage banking. In order to increase revenues the Company has added experienced loan officers and expanded the loan products available. This has led to an increase in volume of applications taken. The Company has also closely examined costs across the board in an effort to reduce unnecessary operating expenditures. United has closed unprofitable or marginally profitable branch offices and has reevaluated job functions and staffing levels to increase employee efficiency.

Management believes that this restructuring will reverse the trend of losses the Company has sustained.


SUMMARY OF ACCOUNTING POLICIES

MORTGAGES RECEIVABLE - Mortgages receivable (net of the unearned discounts) are carried at the lower of cost or market on the aggregate basis.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are carried at cost. Depreciation and amortization is computed using the straight-line method over the useful life of the assets. The useful life of the furniture, capitalized leased equipment, office equipment and computers is five to seven years. The rental property, building and building improvements are depreciated over thirty-nine years.

INCOME TAXES - The members have elected to be taxed as a partnership whereby the Company's federal tax burden or benefits are passed on to the members. This election has also been made for New York State purposes.

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME - Comprehensive income includes net income and all other changes in equity during the year except those resulting from contributions and/or distributions to and from the shareholder. Other comprehensive income includes revenues, expenses, gains and losses that are excluded from net earnings under generally accepted accounting principles. Accumulated other comprehensive income for the corporation consists solely of unrealized holding gains or losses on available-for-sale securities.

COMMITMENT FEES - Commitment fees paid to various lending institutions are applied against discounts in the ratio of the commitments used to the total commitment. When the commitment expires or is deemed to be unusable, any remaining unexpensed portion of the fee is written off.

USE OF ACCOUNTING ESTIMATES - Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include time deposits, certificates of deposit, money market funds and all highly liquid debt instruments with original maturities of three months or less.

The Company maintains cash balances in several banks. Accounts at each of these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. $968 of funds are deposited into mutual fund money market accounts that are not FDIC insured.

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's mortgage receivable held for sale is $601,600. The carrying amount for all other financial instruments approximates fair value.


OTHER RECEIVABLES

Other receivables include $8,359 of loan closing proceeds.


INVESTMENT IN MARKETABLE SECURITIES

The Company has investments in various publicly traded stocks and well-known mutual funds that are readily salable and are available for sale. During the current year, the Company realized interest and dividend income of $8,378 and a gain on the sale of securities of $1,354. As required under FASB #115, United National wrote down the value of these securities to its market value.


PROPERTY, PLANT AND EQUIPMENT

The property, plant and equipment consist of the following:

                                                          OWNED        LEASED       TOTAL
     Office furniture and equipment                     $ 51,239     $ 96,307     $147,546
     Land                                                 55,500                    55,500
     Building and improvements                           347,551                   347,551
                                                        --------     --------     --------
                                                         454,290       96,307      550,597
     Less accumulated depreciation and amortization       32,701       28,892       61,593
                                                        --------     --------     --------
                                                        $421,589     $ 67,415     $489,004
                                                        ========     ========     ========

During the current year the total charges to income for depreciation and amortization of this property, plant and equipment were $34,736.


INVESTMENT IN RENTAL REAL ESTATE

The company owns a parcel of rental real estate in Newburgh, New York that has a fair value of $105,000. This property is currently subject to a $87,394 mortgage that is secured by the property and all of the Company's furniture, fixtures and equipment. The mortgage has 98 remaining monthly installments of $1,240 inclusive of interest at 10% per annum.

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


INVESTMENT IN RENTAL REAL ESTATE (CONTINUED)

This real estate was rented to a party deemed to be related (see note "RELATED PARTY"). During the current year, $2,363 of depreciation was taken on the rental real estate.


WAREHOUSE LINES-OF-CREDIT

United National maintains warehouse lines-of-credit with two financial institutions. Up to $12,000,000 of funds, secured by owned mortgages held for sale, are available to be advanced to the Company. These borrowing lines are subject to interest rates at a slight premium over the prime rate.


LONG-TERM DEBT

The Company has a mortgage with 38 remaining monthly installments of $3,707, inclusive of interest at 10% per annum that is secured by the land and building. The note matures February 2003. Any principal balance owed on that date is due in full.

The leases payable represent amounts due on capitalized leases of a telephone system and office equipment.

         Total due for year ending December, 2000        $35,571
         Total due for year ending December, 2001          5,618
                                                         -------
         Total minimum lease payments                     41,189
         Less amounts representing interest                2,373
                                                         -------
         Present value of net minimum lease payments      38,816
         Current portion                                  33,321
                                                         -------
         Long-term portion                               $ 5,495
                                                         =======


ESCROW

Approximately $3,989 is being held in trust in regard to escrows on unsold loans. This cash and its related liability are not reflected on the balance sheet.

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


BUILDING CARRYING COSTS AND LEASES

The Company utilizes the building disclosed in "Property, Plant and Equipment" as its main office. In lieu of rent, the Company incurred carrying costs that included real estate taxes and interest from the mortgage on the property.

The Company leases various space on a month to month basis that is utilized for branch offices. The current charge in regard to these offices is $9,881 per month.

Building carrying costs and rent expense for the period was $71,998.

The Company is liable under the terms of various operating leases with payments totaling approximately $1,100 per month for remaining periods varying from 7 to 24 months.


RELATED PARTY

United National recognized net rental income of $8,730 for rental of a portion of the investment real estate property and the main office building by an entity which is a member of the Company. The Company incurred allocable costs of $121,270, which has been offset against the gross rental income of $130,000.

The Company was charged $132,000 for telemarketing and $65,000 for processing fees performed by this entity.

The Company was reimbursed $120,857 of payroll costs paid on behalf of this entity.


COMMITMENTS

The Company has issued to applicants approximately $950,000 of commitments at prevailing rates and approximately $110,000 at locked-in rates to originate mortgage loans. These locked-in rate commitments, for which the Company receives a fee (that is recognized when the loan closes or the commitment expires), are usually issued for up to a three month period.

United National, in order to assure itself of a market place to sell its loans, has agreements with investors who will accept all loans meeting certain investor criteria, to deliver the loans at the rate prevailing at the time of delivery. In order to insulate itself from the impact of interest rate fluctuations regarding the locked-in commitments, the Company has obtained mandatory and best efforts commitments from investors to accept delivery at predetermined interest rates.

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

               COMPUTATION OF ADJUSTED NET WORTH FOR APPROVAL AND
              RECERTIFICATION OF NONSUPERVISED LOAN CORRESPONDENTS

                                DECEMBER 31, 1999


Home Office (no branch offices with approval)                           $ 50,000

NET WORTH REQUIRED                                                      $ 50,000
                                                                        ========

Members' Equity per Balance Sheet                          $391,266

Less:  unacceptable asset
         Due from affiliates                                 70,554
                                                           --------

ADJUSTED NET WORTH FOR HUD REQUIREMENT PURPOSES                         $320,712
                                                                        ========

Adjusted Net Worth ABOVE Amount Required                                $270,712
                                                                        ========

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

            COMPUTATION OF ADJUSTED NET WORTH TO DETERMINE COMPLIANCE
               WITH NEW YORK STATE BANKING DEPARTMENT REGULATIONS

                                DECEMBER 31, 1999


NET WORTH REQUIRED                                                      $250,000
                                                                        ========

Members' Equity per Balance Sheet                     $391,266

Less:  unacceptable asset
         Due from affiliates                            70,554
                                                      --------

ADJUSTED NET WORTH FOR NEW YORK STATE BANKING
    DEPARTMENT REQUIREMENT PURPOSES                                     $320,712
                                                                        ========
Adjusted Net Worth ABOVE Amount Required                                $ 70,712
                                                                        ========

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                         SCHEDULE OF OPERATING EXPENSES

                      FOR THE YEAR ENDED DECEMBER 31, 1999


Officers' salaries                                                    $   85,176
Office salaries                                                          374,679
Payroll tax expense                                                       57,491
Employee benefits                                                          5,489
Commission expense                                                        30,673
Processing fees                                                           71,715
Automobile expense                                                        22,929
Advertising                                                              101,628
Property carrying costs and rent                                          71,998
Utilities                                                                  8,560
Office expense                                                            66,518
Telephone                                                                 53,502
Computer costs                                                            13,148
Postage and messenger fees                                                14,027
Insurance                                                                 26,525
Legal and professional fees                                              115,733
Depreciation and amortization                                             37,099
Filing fees and licenses                                                  34,054
Equipment rental                                                          14,571
Repairs and maintenance                                                   15,238
Consulting fees                                                           38,475
Marketing expense                                                        132,279
New York State filing fees                                                 4,527
Warehouse fees                                                             3,970
                                                                      ----------

                                                                      $1,400,004
                                                                      ==========

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