Form 10QSB
period 2000-03-31
PREMIER MORTGAGE RESOURCES INC
filed 2000-05-15
CIK 1063103

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
                   1934 For the quarter period ended 3/31/00

         [ ] Transitional report under Section 13 or 15(d) of Exchange A
                       For the quarter period ended: (n/a)

                         Commission File number 0-27987



                        Premier Mortgage Resources, Inc.
                 (Name of Small Business Issuer in its charter)

          Nevada                                         88-0343833
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


280 Windsor Highway  New Windsor, NY                          12553
(Address of principal executive offices)                    (Zip Code)


Issuer's telephone number        (914) 561-7770

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 4,309,628

Transitional Small Business Disclosure Format (Check one) Yes[ ] No [x]

TABLE OF CONTENTS

                           PART I FINANCIAL STATEMENTS

Item 1     Financial Statements                                                     3

Item 2     Management's Discussion and Analysis or Plan of Operation                7

                            PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                        9

Item 2     Changes in Securities                                                    10
Item 3     Default upon Senior Securities                                           10

Item 4     Submission of Matters to a Vote of Security Holders                      10
Item 5     Other Information                                                        10

Item 6     Exhibits and Reports on Form 8-K                                         11

ITEM I                       FINANCIAL STATEMENTS




                PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                  (UNAUDITED)

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




                                                                         Page
                                                                        number
                                                                      ----------
Consolidated balance sheets at March 31, 2000
(unaudited) and December 31, 1999                                        F-1

Consolidated statements of operations for the three months
ended March 31, 2000 and 1999 (unaudited)                                F-2

Consolidated statement of stockholders' equity for the three
months ended March 31, 2000 (unaudited)                                  F-3

Consolidated statements of cash flows for the three months
ended March 31, 2000 and 1999 (unaudited)                                F-4

Notes to consolidated financial statements (unaudited)                F-5 - F-11

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                           March 31,
                                                                             2000                 December 31,
                                                                          (unaudited)                 1999
                                                                          -----------             -----------
                                     ASSETS
Current assets:
  Cash                                                                    $     2,147             $       250
                                                                          -----------             -----------
   Total current assets                                                         2,147                     250
                                                                          -----------             -----------

Investment in affiliate, at cost                                            2,046,032               1,796,032
                                                                          -----------             -----------
   Total assets                                                           $ 2,048,179             $ 1,796,282
                                                                          ===========             ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                                        $   170,852             $   159,852
  Due to related parties                                                      108,266                  70,554
  Note payable                                                                 50,000                  50,000
                                                                          -----------             -----------
    Total current liabilities                                                 329,118                 280,406
                                                                          -----------             -----------

Redeemable, cumulative preferred stock                                        630,000                 380,000
                                                                          -----------             -----------
Commitments and contingencies (Note 6)                                             --                      --

Stockholders' equity:
  Preferred stock - $.001 par value, 10,000,000 shares
  authorized, -0- shares issued and outstanding
  Common stock - $.001 par value, 50,000,000 shares authorized,
  3,632,294 and 3,628,794 shares issued and outstanding, respectively           3,632                   3,629
  Additional paid-in capital                                                1,576,031               1,564,284
  Accumulated deficit                                                        (490,602)               (432,037)
                                                                          -----------             -----------
    Total stockholders' equity                                              1,089,061               1,135,876
                                                                          -----------             -----------

Total liabilities and stockholders' equity                                $ 2,048,179             $ 1,796,282
                                                                          ===========             ===========


     See accompanying notes to consolidated financial statements (unaudited)

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                        For the three        For the three
                                                                        months ended         months ended
                                                                          March 31,            March 31,
                                                                            2000                 1999
                                                                        -------------        -------------
Income- Related Party                                                    $     9,000          $    73,665
                                                                         -----------          -----------

Expenses:
  Selling, general, and administrative expenses                               18,690               49,241
  Selling, general, and administrative expenses - related party               38,875               39,507
                                                                         -----------          -----------
     Total expenses                                                           57,565               88,748
                                                                         -----------          -----------

Loss from operations before interest expense and
  provision for income taxes                                                 (48,565)             (15,083)

Interest expense                                                               2,000                1,500
                                                                         -----------          -----------

Loss before provision for income taxes                                       (50,565)             (16,583)

Provision for income taxes                                                        --                   --
                                                                         -----------          -----------

Net (loss)                                                                   (50,565)             (16,583)

Other items of comprehensive income                                               --                   --
                                                                         -----------          -----------

Comprehensive net (loss)                                                 $   (50,565)         $   (16,583)
                                                                         ===========          ===========
Basic:
    Net (loss)                                                           $      (.01)         $      (.01)
                                                                         ===========          ===========
Weighted average number of
 common shares outstanding                                                 3,630,544            1,428,188
                                                                         ===========          ===========


           See accompanying notes to consolidated financial statement

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)


                                                                        Additional                             Total
                                              Common Stock               paid-in         Accumulated       Stockholders'
                                         Shares         Amount           Capital           Deficit            Equity
                                      -----------    -----------       -----------       -----------       -----------
Balances at December 31, 1999           3,628,794       $3,629          $1,564,284         $(432,037)       $1,135,876

Issuance of common stock in
  lieu of consideration for
  services rendered to the
  company                                   3,500            3               1,747                --             1,750

Officers' contribution                         --           --              10,000                --            10,000

Accrued dividends on convertible
  redeemable preferred stock                   --           --                  --            (8,000)           (8,000)

Net loss for the three months
  ended March 31, 2000                         --           --                  --           (50,565)          (50,565)
                                        ---------     --------          ----------        ----------        ----------

Balances at March 31, 2000              3,632,294     $  3,632          $1,576,031         $(490,602)       $1,089,061
                                        =========     ========          ==========         =========        ==========

           See accompanying notes to consolidated financial statement

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          For the three        For the three
                                                           months ended         months ended
                                                            March 31,            March 31,
                                                              2000                 1999
                                                         ---------------      ---------------
Cash flows from operating activities:
   Net (loss)                                            $       (50,565)     $       (16,583)
   Adjustments to reconcile net (loss) to net
    cash used for operating activities:
       Amortization                                                   --                   72
       Officers' contribution                                     10,000                   --
         Issuance of common stock for services                     1,750                   --
  Increase (decrease) in:
       Accrued expenses                                            3,000                    2
                                                         ---------------      ---------------
Net cash used for operating activities                           (35,815)             (16,509)
                                                         ---------------      ---------------

Cash flows from investing activities:
   Investment in affiliate                                      (250,000)            (174,514)
                                                         ---------------      ---------------
Net cash used for investing activities                          (250,000)            (174,514)
                                                         ---------------      ---------------

Cash flows from financing activities:
   Proceeds from sale of preferred stock                         250,000                   --
   Sale of common stock in connection with
     private placement, net of costs                                  --              262,918
   Advances from (to) related parties                             37,712              (52,707)
                                                         ---------------      ---------------
Net cash provided by financing activities                        287,712              210,271
                                                         ---------------      ---------------

Net increase in cash                                               1,897               19,248
Cash, beginning of period                                            250                2,053
                                                         ---------------      ---------------

Cash, end of period                                      $         2,147      $        21,301
                                                         ===============      ===============

Supplemental disclosure of non-cash flow information:
  Cash paid during the year for:
         Interest                                        $            --      $            --
                                                         ===============      ===============
Income taxes                                             $            --      $            --
                                                         ===============      ===============


    See accompanying notes to consolidated financial statements (unaudited).

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



NOTE 1       -    NATURE OF BUSINESS

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

                  Reorganization

                  During June 1998, pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement"), an officer and shareholder received 377,778 then representing 48.6% of the common stock outstanding after the cancellation of 433,333 shares of the previous officers as discussed in the next paragraph, in consideration for 100% of the shares of common stock of United. Such transaction is considered a capital transaction whereby United contributed its stock for the net assets of the Company which was consummated simultaneously with a recapitalization of the Company.

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

                  United

                  United was incorporated in the State of Nevada on November 21, 1997. Since the date of incorporation and through August 1998, United had limited operations. Since August 1998, United has performed loan processing and telemarketing services for United National Mortgage, LLC. ("LLC"). As of March 31, 2000 United owns approximately 2% interest in the LLC which is accounted for under the cost method.

                  LLC

                  The LLC is a limited liability company whereby an officer of the Company owns approximately 98% as of March 31, 2000. The Company currently has an option to purchase the remaining 98% interest from this officer subject to the approval by New York State Banking Department. The LLC is a licensed mortgage banker in approximately 13 states which primarily originates conforming conventional loans, and sells those

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


NOTE 1       -    NATURE OF BUSINESS (cont'd)

                  LLC (cont'd)

                  loans to investors, with servicing rights released. The intent of the Company is to execute its option and have the LLC become a wholly owned subsidiary in order to enter the mortgage banking industry.

NOTE 2       -    INTERIM RESULTS AND BASIS OF PRESENTATION

                  The unaudited financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 have been prepared by us and are unaudited. In our opinion, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2000 and the results of our operations and cash flows for the three month periods ended March 31, 2000 and 1999. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with a generally accepted accounting principals have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 1999 as included in our report on Form 10-KSB.

NOTE 3   -        INVESTMENT IN AFFILIATE, AT COST

                  On July 29, 1998, United entered into a LLC Interest Acquisition Agreement (the "LLC Acquisition Agreement") with the Company's former President whereby for an initial $508,000 it acquired a 1% interest in the LLC and the option to acquire the remaining 99% interest in the LLC as follows; 1% based on required capital by the LLC in order to remain in compliance with its net capital requirements with various state banking laws until it reaches its expected level of revenues sufficient to maintain its capital requirements and the remaining 98% (which is contingent upon obtaining approval from the New York Banking Department) for nominal consideration. As of March 31, 2000, United has a 2% interest in the LLC and has invested an aggregate of $2,046,032 into the LLC based on the above agreement.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



NOTE 4 -          LOAN PAYABLE

                  During March 1998, an outside third party loaned United $50,000 bearing interest at 12% per annum. The loan is due on demand and no formal terms have been established. As of March 31, 2000, the loan remains unpaid. Accrued interest on the loan amounted to $12,000 as of March 31, 2000.

NOTE 5 -          CONVERTIBLE NOTES PAYABLE

                  Prior to the Reorganization Agreement, United issued convertible promissory notes amounting to $458,000 that bears interest at 12% per annum. The maturity date of the notes (if not converted prior to their due date) were as follows; $100,000 due May 31, 1998 and the remaining $358,000 due in six monthly installments commencing September 15, 1998. Pursuant to the Reorganization Agreement, the Company assumed $358,000 of such convertible promissory notes which were subsequently converted into approximately 59,667 shares of the Company's common stock as of December 31, 1998. The remaining $100,000 notes were repaid during April 1999 by United.

NOTE 6       -    COMMITMENTS AND CONTINGENCIES

            a)    Advertising and Corporate Relations Agreements

                  On March 13, 1998, United entered into agreements for public relations and advertising services with Gulf Atlantic Publishing, Inc ("Gulf Atlantic") and Corporate Relations Group, Inc. ("Corporate Relations"). The agreements were for a period of twelve months and included certain marketing products such as mailings, press releases and posting to websites, along with distributing due diligence packages to all inquiring brokers and setting up shows for advertising purposes. As consideration for such services, the Company agreed to sell 109,560 free trading shares of common stock for a total of $30,000. (See Note 6(c) below for pending litigation).

            b)    Introduction  Agreement

                  On March 17, 1998, United entered into an Introduction Agreement with Select Media Ltd. Corp. ("Select Media") in connection with its efforts to obtain loans to fund United's operations. The agreement stipulated that Select Media would provide United with names and introductions for the purpose of allowing United to solicit such individuals for loans. As consideration for such introductions, United agreed to pay Select Media 15% of the amounts borrowed by United and one warrant to purchase stock of the Company for each $1 of funds loaned to United. (See Note 6(c) below for pending litigation).

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



NOTE 6       -    COMMITMENTS AND CONTINGENCIES (cont'd)

            c)    Pending litigation

                  During 1998, the Company's previous transfer agent issued approximately an aggregate of 677,000 shares of common stock to parties discussed in notes 6(a) and 6(b). The Company, during August 1999, filed a formal complaint in the state of Florida whereby the courts granted a temporary restraining order against the individuals and/or entities which received such stock to prohibit the transfer thereof. The Company contended that such shares held by these individuals/entities were wrongfully issued. As of March 31, 2000 such shares are not included as outstanding in the Company's financial statements since management contends that the related services discussed in notes 6(a) were not fulfilled and no funds were received related to note 6(b). During the first quarter, the Company, based on various discussions with the various individuals and entities, reached a potential settlement whereby the Company agreed to pay approximately $69,000 for estimated services provided by such entities. However, subsequent matters came to the attention of the Company which indicated a possible different course of action. Based upon this, the Company withdrew its offer of settlement but continues to consider alternate settlement possibilities. The possibility of settling this matter for the $69,000 as accrued as of December 31, 1999 which was included in accrued expenses and as a charge to operations during 1999 is still one of the alternatives being considered.

             d)   Investment in affiliate at cost

                  The Company has committed in funding the LLC in order for the LLC to remain in compliance with various state banking requirements as to its net capital requirements until such time it reaches its expected revenue level thereby becoming self funding. As of March 31, 2000, the Company has invested $2,046,032 in the LLC.

NOTE 7       -    STOCKHOLDER'S EQUITY

             a)   Issuance of common stock for services

                  During the three months ended March 31, 2000, the Company issued an aggregate of 3,500 shares of its common stock in consideration of professional fees. Accordingly, in connection with such issuances, the Company recorded professional fees of $1,750.

             b)   Warrants

                  As of March 31, 2000, the Company has outstanding a total of 102,667 warrants which allow the holders to purchase 102,667 shares of the Company's common stock at $1 per share through June 2000.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



NOTE 8 -          REDEEMABLE CONVERTIBLE PREFERRED STOCK

             a)   The 2000 Convertible Preferred Stock

                  On March 20, 2000, the Company sold 25,000 shares of preferred stock to an investor at $10 per share or $250,000. The holder of such preferred stock shall be entitled to receive a dividend of 8% or $.80 per share per annum. The dividend shall be paid, whether or not declared out of funds of the Company whether or not the Company has any earnings and profits. No dividend shall be paid on the Company's common stock or any other series of preferred stock until such dividend on these preferred shares have been paid in full. Commencing March 1, 2000, the holder can have the shares redeemed at $10 per share within 10 business days following receipt of notice.

                  At any time after December 31, 2001, the Company, at its option, may redeem the whole of, or from time to time may redeem any part of the preferred stock by paying in cash $14.70 per share in addition to all accrued and unpaid dividends.

                  Lastly, such preferred shares shall be convertible after December 31, 2000 at the option of the holder at the lower of $.33 per common share or the average of the bid and asked closing prices for 20 consecutive trading days ending on the day prior to conversion. Accrued and accumulated dividends shall be convertible in the same manner.

             b)   The 1999 Convertible Preferred Stock

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

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



NOTE 8 -          REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONT'D)

             b)   The 1999 Convertible Preferred Stock (cont'd)

                  In connection with the Company's 1999 and 2000 convertible preferred stock issuance, as of March 31, 2000 the Company accrued approximately $8,000 in dividends pursuant to the terms of the convertible preferred stock agreements.

NOTE 9 -          RELATED PARTY TRANSACTIONS

             a)   Exclusive Telemarketing Agreement

                  On August 12, 1998, United entered into an Exclusive Telemarketing Agreement ("Telemarketing Agreement") with the LLC whereby United is the exclusive telemarketing agent for the LLC until it acquires the remaining interest in the LLC. As for consideration for performing telemarketing services for the LLC, the LLC will pay United an hourly rate for its telemarketing services. For the three months ended March 31, 2000 and 1999, United generated telemarketing income amounting to $- 0 - and $62,665, respectively.

             b)   Exclusive Loan Processing Agreement

                  On August 12, 1998, United entered into an Exclusive Loan Processing Agreement ("Processing Agreement") with the LLC whereby United is the exclusive processing service for the LLC until it acquires the remaining interest in the LLC. As consideration for performing processing services for the LLC, the LLC will pay United a processing fee for each loan processed. For the three months ended March 31, 2000 and 1999, United generated loan processing fee income amounting to $9,000 and $11,000, respectively.

             c)   Occupancy and Support Expenses

                  For the three months ended March 31, 2000 and 1999, pursuant to the Telemarketing and Processing Agreement, United incurred expenses of $38,875 and $39,507, respectively which it pays to the LLC for rent and other support services in connection with the space utilized in performing telemarketing and processing services.

             d)   Due to related parties

                  The amount due to related parties as of March 31, 2000 amounting to $108,266 is an over advance from the LLC in connection with the reimbursement to United for telemarketing and processing services.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



NOTE 10 -         PRO FORMA FINANCIAL STATEMENTS

                  The following pro forma information presents in a condensed format the Company's balance sheet as of March 31, 2000 and the statements of operations for the three months ended March 31, 2000 and 1999 as if the acquisition of the LLC by United was consummated and considered in effect as of January 1, 1999:

                                                               Pro forma
                                                            balance sheet at
                                                             March 31, 2000
                  Total assets                               $ 1,053,652
                                                             ===========
                  Total liabilities                          $ 1,647,805
                                                             ===========
                  Total stockholders' (Deficiency)           $  (594,153)
                                                             ===========



                                  Pro forma                   Pro forma
                            Statement of operations     Statement of operations
                              for the three months        for the three months
                              ended March 31, 2000        ended March 31, 1999
                            -----------------------     -----------------------
          Total income            $     84,799               $   320,281
                                  ------------               -----------
          Total expenses          $    415,809               $   405,244
                                  ------------               -----------
           Net loss               $   (331,010)              $   (84,963)
                                  ------------               -----------

                  This pro forma information regarding the Company's balance sheet and statements of operations is been presented for disclosure purposes and does not purport to be indicative of the Company's financial position and results of operations which would have actually resulted had the acquisition of the LLC occurred as of January 1, 1999.

ITEM II     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Overview

Premier Mortgage Resources, Inc. is organized to act as a holding company responsible for raising funds for United National, Inc. and UNM. As a holding company, Premier Mortgage Resources, Inc. through its wholly owned subsidiary United National, Inc. provides certain staff functions to UNM, but has no significant business operations of its own. All business operations are conducted by UNM, which performs all line functions. We provide staff functions to our subsidiaries, such as overall management, strategic direction, financing, legal services, accounting and related services including cash management and budgeting, marketing, and public relations/advertising.

We provide services and financing to our subsidiary, United National, Inc., which in turn, provides marketing and processing services to our other currently 2% owned subsidiary, UNM. The functions of UNM is to offer mortgage banking business operations.

Analysis of Premier Mortgage Resources, Inc.

The revenues of Premier Mortgage Resources, Inc. were $9,000 for the first quarter 2000, and $73,665 for first quarter 1999. The decrease in 2000 over 1999 is due in part to lower revenue billings to UNM by us for telemarketing and processing services, and also due to lower payroll costs for processing services that can be billed to UNM for reimbursement.

Total expenses for Premier Mortgage Resources, Inc. were $57,565 for first quarter 2000. For the three months ending March 1999, total expenses were $88,748. Selling, general and administrative expenses for 2000 decreased over 1999 due to a reduction of expenses associated with curtailed telemarketing efforts.

In the first quarter 2000, through issuance of a convertible preferred stock, the Company raised $250,000 in capital.

We believe that our marketing plan will have a positive impact on capital resources and liquidity. As such, our reliance on capital contributions to fund operating losses should dissipate in favor of positive cash flow, self-funding operations. While there is no guarantee that these marketing plans, revenue enhancement goals and acquisition strategies will be successful, we believe that we have identified specific short term objectives that should impact cash flow on a positive basis and restore profitability.

Analysis of United National, Inc.

Our first tier subsidiary, United National, Inc. derives revenues by billing UNM at a contractually agreed upon rate for mortgage loan processing. Its expenses include the payroll cost, leased space, and general and administrative costs of mortgage personnel engaged in these activities.

The transactions between United National, Inc. and UNM are of an inter-company nature and therefore do not form the basis for a more complete understanding of the nature of the core mortgage banking activities of UNM. The results of UNM are currently not combined into our results. Upon approval of the change in control by the New York State Banking Department, as discussed elsewhere in this document, the remaining 98% of UNM will be transferred to United National, Inc. At that time, our results of operations will include the results of operations of UNM and thereby give the reader a more complete understanding of UNM's core business.

Analysis of United National Mortgage, LLC ("UNM")

In the fourth quarter of 1999 the Company entered into a management reorganization involving the appointment of Joseph A. Cilento, CPA, CMB, as new President and Chief Executive Officer. The plan included the closing of marginal and unprofitable branch offices, involuntary headcount reductions and significantly curtailed discretionary expenditures. The Company focused on recruitment and retention of qualified, commission based loan officers. The Company believes that these efforts have produced increased sales and origination activity, reduced overhead, improved gross pricing margins, and enabled more efficient operations. The pipeline of mortgage loans in process has increased since December 1999 and is expected to generate increased cash flow for operations in the second quarter of 2000.

As discussed elsewhere in this document, our operations and potential for success are largely based upon the outcome of operations for the core mortgage banking business of UNM.

UNM is engaged in the business of mortgage banking and is focused on expanding its origination of residential mortgage loans.

UNM is in the residential and wholesale mortgage banking business. Its primary focus has been the retail and wholesale origination and the sale of mortgage loans for one-to-four family properties. UNM is an approved loan correspondent with approximately twenty lenders such as Countrywide Credit, Flagstar Bank, Provident Bank, Interfirst, IndyMac, Alliance Mortgage, and other national prime and sub prime mortgage lenders. UNM originates loans and closes them in UNM's name using funds from a warehouse line of credit. UNM does not close loans unless one of our mortgage purchasers has given UNM an approval for the loan and has agreed to purchase the loan. After the closing of the loan, a package of documents is sent to the mortgage purchaser, the investor reviews the documents and purchases the loan by wiring the funds to our warehouse bank. The difference between the amounts we close the loan for and the amount the investor pays the warehouse line constitutes part of the profit on that particular transaction.

UNM's strategy is to expand its retail and wholesale loan origination business. Increased loan origination will expand its revenue base. UNM intends to continue to sell loans after closing to permanent investors and does not foresee our maintenance of the mortgage's servicing rights. Servicing is a process whereby a mortgage company collects the mortgage payment and any escrows for taxes and insurance from borrowers. Companies that service loans make a small fee on each transaction. UNM does not plan to enter the servicing business. UNM sells its right to collect the payments to the permanent investor to whom the loans have been sold. As a result, the company realizes immediate cash from the sale of these mortgage-servicing rights. By selling the servicing rights, UNM does not run the risk of the underlying mortgage being refinanced by the borrower thus ending the income stream from servicing.

Management of UNM believes that its business plan of combining expanded loan origination along with the Company's continuing objective of improving operating efficiencies will place it in a strong competitive position in the mortgage industry.

UNM sells the mortgage loans it originates as well as their related servicing rights to institutional buyers. There are no plans, at present, to hold onto loans for investment purposes. UNM is dependent on the sale of these loans into the secondary market in order to generate cash to support operations.

UNM's primary focus is to expand the network of regional sales offices that employ commission based loan officers. These loan officers will solicit loan applications by calling on established referral sources. The cost of the regional sales offices will be borne by UNM. UNM attracts successful loan officers into the Company in key markets through this retail branch situation, all-working under the United National Mortgage corporate name. That network will provide marketing, technology and business systems to United's sales office and will enable UNM to rapidly grow into a mortgage institution national in scope by attracting the best available mortgage personnel.

UNM also solicits mortgage loans through a wholesale mortgage strategy whereby the loans are originated through wholesale mortgage brokers and submitted to UNM for prior approval and funding.

The traditional loan origination channels that UNM currently employs includes the following current objectives:

- Open new retail branch offices in selected markets
- Hire additional loan officers to solicit loans
- Increase consumer awareness of United through direct advertising and marketing
- Selectively consider and pursue strategic alliances with national-based referral sources such as affinity groups, trade associations, etc.
- Strategic acquisitions of mortgage companies in the industry

SELECTED FINANCIAL DATA

Selected Summary Financial Data of United National Mortgage, LLC

                                           FIRST QUARTER ENDED:
                                     March 31, 2000     March 31, 1999
Income Statement Data:
Mortgage Fee Income                   $   83,617        $    42,515

Selling, General and
Admin. Expenses                       $  348,254        $   121,945

(Loss) Before Income
            Taxes                     $ (258,446)       $   (69,945)

Net Loss
Comprehensive LOSS                    $ (258,446)       $   (69,945)

Balance Sheet Data:
Cash & Cash Equivalents               $  139,596        $   223,629

Mortgage Loans
            Held for Sale, Net        $  189,000        $ 2,807,589
Total Assets                          $1,151,771        $ 3,882,464
Warehouse line of
            Credit Payable            $  188,996        $ 2,644,336
Other Liabilities                     $  607,956        $   855,536
Total Stockholder Equity              $  362,818        $   382,592

Operating Data:
Total Mortgage Originations           $5,000,000        $ 2,500,000

Revenue from the sale of mortgages and brokerage and ancillary income for the first quarter ended March 31, 2000 and March 31, 1999 was $83,617 and $42,515, respectively. These revenues are derived from origination fees, discount points; service released premium and ancillary fee income from residential mortgage transactions. Interest income was $14,181 and $10,490 for the periods ending March 31, 2000 and March 31, 1999, respectively, representing interest income from holding residential mortgage loans from the date of closing to purchase by permanent investors.

Operating expense including warehouse line of credit interest expense was $356,244 for the quarter ending March 31, 2000, and $137,046 for the quarter ending March 31, 1999. Operating expenses primarily include commission expense to sales people, payroll and related payroll taxes as well as general and administrative expenses.

We have not generated any profits since inception. This is due to non-recurring start up costs, limited operating history as well as certain reorganization costs associated with discontinued branch offices, headcount reductions and other expenses in the fourth quarter of 1999 designed to restore the Company to profitability. Revenues from mortgage closings do not cover operating expenses due to an insufficient number of mortgage closings to cover operating costs and start up costs. There can be no guarantee that expected revenues for fiscal year 2000 will increase enough to cover operating costs or that the Company will add enough closing volume to reach profitability.

Capital Resources and Liquidity

We have been highly dependent on capital raised through stock investors to fund operations. On March 31, 2000, we had $139,596 cash on hand, which is not expected to be sufficient to cover net operating expenses through the second quarter of 2000. Further, the Company is entirely reliant on warehouse lines of credit to fund mortgage loans. Currently, there are open warehouse lines of credit in the amount of $12,000,000 available. There can be no guarantee that warehouse lenders will continue the lines of credit if losses were to continue or net worth was to fall below required levels.

It is expected that cash generated from operations during the second quarter of 2000 will increase significantly. This is due to a higher volume of loan applications taken during the first quarter, which are expected to close in the second quarter 2000. Cash generated from operations is expected to reduce the Company's reliance on capital raised through stock offerings as the Company becomes self-sufficient.

PART II

ITEM I  LEGAL PROCEEDINGS

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


ITEM 2    CHANGES IN SECURITIES

On March 29, 2000, there were 3500 shares of Common Stock issued to two individuals for accounting services. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act. The total number of issued and outstanding shares of Common Stock as of March 31, 2000 was 4,309,628.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the first quarter of 2000.

ITEM 5    OTHER INFORMATION

None.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8K

         (a)1.     EXHIBIT INDEX

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

*10.1     Reorganization Agreement, dated July 2, 1998

*10.2     Agreement to Sell Stock, dated April 22, 1998

*10.3     Indemnification Agreement with Donald Wilen

*10.4     Indemnification Agreement with Joseph Cilento

*10.5     Sample Net Branch Agreement

*21.1     Subsidiaries of Registrant

*23.1     Consent of Auditors

27        Financial Data Schedule

*  Previously filed with Form 10-SB
** Previously filed with Form 10-KSB

      SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Premier Mortgage Resources, Inc.
                                 --------------------------------
                                 (Registrant)


Date May 11, 2000                 /s/ Joseph Cilento
-----------------                 -------------------------------
                                  Joseph Cilento, President

                                  /s/ Donald Wilen
                                  --------------------------------
                                   Donald Wilen, Director