Form 10KSB40/A
period 1999-12-31
PREMIER MORTGAGE RESOURCES INC
filed 2000-05-30
CIK 1063103

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              AMENDMENT NO. 2 TO
                                 FORM 10-KSB

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The Issuer's revenues for the most recent fiscal year were $197,040.

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on December 31, 1999, based on the average closing bid and asked price of the Common Stock as quoted on the OTC Bulletin Board on such date, was approximately $1,332,145.

The number of shares of the Registrant's Common Stock outstanding as of December 31, 1999 was 4,206,128 shares.

Our table describing security ownership (Part III, Item 11) reflects ownership as of the most recent practicable date to filing, March 24, 2000, as required by Regulation S-B.

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

            c)    Revenue Recognition

                  Upon the Company acquiring the remaining 98% interest in the LLC as discussed in Notes 1 and 3, it will adopt all the accounting policies of the LLC as follows:

                      i) Mortgage loans held for sale - Mortgage loans held for
                  sale will be carried at the lower of cost or market value. Market value will be determined by purchase commitments from investors and prevailing market prices. The costs basis of a mortgage loan held for sale is its outstanding principal balance decreased by origination and discount fees collected and increased by direct origination costs as determined under SFAS 91 as well as related mortgage taxes. The aforementioned fees and costs are, therefore, deferred until loans are sold.

                      ii) Gains on sales of mortgages and brokerage income -
                  Gains or losses on the sale of mortgage loans held for sale are recognized at the date of sale to an investor. The differences between the proceeds from the sale, which usually includes a service release premium (servicing rights) and the carrying value of the loan held for sale as previously defined, determines the net gain or loss. Brokerage fees are recognized upon an applicant's acceptance of a written commitment obtained by the LLC from an investor. Under SFAS 65 the LLC has performed all significant services under its "brokerage obligation" and can recognize these fees.

                      iii) Branch office operations - Gross revenues generated
                  by the mortgage operations of branch offices will be reflected in the statement of operations of the LLC. Branch managers will receive a portion of these revenues. These percentage splits are contractually negotiated with the respective branch managers based upon the overall profitablity, closing volume, loan product, and experience level. The percentage of these splits paid to the manager generally range from 60% to 70% of loan revenue. All branch managers are employees of the LLC. In states where branch managers are permitted by state banking law, the branch managers are paid a higher commission through salary and are, therefore, personally responsible for paying their own branch overhead costs. In states where "net branching" is not permitted, the LLC pays all branch overhead such as rent, telephone, etc. directly. Branch expenses are therefore reflected in the LLC's statement of operations either as a commission expense or as a specific overhead expense.

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


SUMMARY OF ACCOUNTING POLICIES

MORTGAGES LOANS HELD FOR SALE- Mortgage loans held for sale will be carried at the lower of cost or market value. Market value will be determined by purchase commitments from investors and prevailing market prices. The costs basis of a mortgage loan held for sale is its outstanding principal balance decreased by origination and discount fees collected and increased by direct origination costs as dtermined under SFAS 91 as well as related mortgage taxes. The aforementioned fees and costs are, therefore, deferred until loans are sold.

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

GAINS ON SALES OF MORTGAGES AND BROKERAGE INCOME - Gains or losses on the sale of mortgage loans held for sale are recognized at the date of sale to an investor. The differences between the proceeds from the sale, which usually includes a service release premium (servicing rights) and the carrying value of the loan held for sale as previously defined, determines the net gain or loss. Brokerage fees are recognized upon an applicant's acceptance of a written commitment obtained by the LLC from an investor. Under SFAS 65 the LLC has performed all significant services under its "brokerage obligation" and can recognize these fees.

BRANCH OFFICE OPERATIONS - Gross revenues generated by the mortgage operations of branch offices will be reflected in the Statement of operations of the LLC. Branch managers will receive a portion of these revenues. These percentage splits are contractually negotiated with the respective branch managers based upon the overall profitablity, closing volume, loan product, and experience level. The percentage of these splits paid to the manager generally range from 60% to 70% of loan revenue. All branch managers are employees of the LLC. In states where branch managers are permitted by state banking law, the branch managers are paid a higher commission through salary and are, therefore, personally responsible for paying their own branch overhead costs. In states where "net branching" is not permitted, the LLC pays all branch overhead such as rent, telephone, etc. directly. Branch expenses are therefore reflected in the LLC's Statement of operations either as a commission expense or as a specific overhead expense.

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
                                                                      ----------

                                                                      $1,400,004
                                                                      ==========

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1999



RELATED PARTY

The Company recognized net rental income of $5,875 for rental of the entire real estate property and a portion of the main office building by a related entity during the nine months ended September 30, 1999. The Company incurred allocable costs of $111,600 which has been offset against the gross rental income of $117,475 during the nine months ended September 30, 1999.

The Company was charged approximately $132,200 for telemarketing and approximately $65,700 for processing fees performed by this related entity for the nine months ended September 30, 1999.


CONTINGENCIES

Loans sold under investor programs are subject to repurchase if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to indemnification or repurchase if the loan is two or three months delinquent during a set period, which usually varies from the first six months to a year after the loan is sold. As of balance sheet date there were no requests for indemnification or repurchase.

United National has issued approximately $1,500,000 of commitments to applicants to close loans at prevailing rates. The Company, in order to assure itself of a market place to sell its loans, has agreements with investors who will accept all loans meeting certain investor criteria, to deliver the loans at the rate prevailing at the time of delivery.

                          UNITED NATIONAL MORTGAGE LLC

                          (A LIMITED LIABILITY COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                          UNITED NATIONAL MORTGAGE LLC

                          (A LIMITED LIABILITY COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                 C O N T E N T S

                                                                  REFERENCE
Independent Auditors' Report

Balance Sheet                                                     EXHIBIT "A"

Statement of Income and Comprehensive Income                      EXHIBIT "B"

Statement of Members' Equity                                      EXHIBIT "C"

Statement of Cash Flows                                           EXHIBIT "D"

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

The Members
United National Mortgage LLC

        We have audited the accompanying balance sheet of United National Mortgage LLC as of December 31, 1998, and the related statements of income, members' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United National Mortgage LLC as of December 31, 1998, and results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                             HIRSHFIELD AND KANTOR

Melville, New York
April 23, 1999

                          INDEPENDENT AUDITORS' REPORT

The Members
United National Mortgage LLC

        HUD TITLE II - LOAN CORRESPONDENT - ID#12378-0000-1

        We have audited the accompanying balance sheet of United National Mortgage LLC as of December 31, 1998, and the related statements of income, members' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United National Mortgage LLC as of December 31, 1998, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

                                             HIRSHFIELD AND KANTOR

Melville, New York
April 23, 1999

                          UNITED NATIONAL MORTGAGE LLC

                          (A LIMITED LIABILITY COMPANY)

                                  BALANCE SHEET

                                DECEMBER 31, 1998

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                      $   161,438
    Investment in marketable securities                                                155,431
    Mortgages receivable - net of unearned discount of $23,048                       1,681,132
    Accrued interest receivable                                                          2,995
    Other receivables                                                                   16,976
    Due from affiliate                                                                   1,503
    Prepaid expenses                                                                    31,387
                                                                                   -----------
            Total current assets                                                     2,050,862

Property, plant and equipment - at cost                                                507,208

Investment in rental real estate - net                                                   9,704

Security deposits                                                                        3,830
                                                                                   -----------
                                                                                   $ 2,571,604
                                                                                   ===========

                                   EXHIBIT "A"

                                   Page 1 of 2

   The accompanying notes are an integral part of these financial statements.

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                                  BALANCE SHEET

                                DECEMBER 31, 1998

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
    Warehouse note payable - secured by mortgage receivable                         $1,703,926
    Current maturities on long-term debt                                                43,043
    Loans payable                                                                        6,738
    Customers' deposits in excess of advances                                            1,971
    Accrued expenses - interest                                                         18,705
                       - other                                                         132,842
                                                                                    ----------
            Total current liabilities                                                1,907,225

Long-term debt - net of current maturities
    Capitalized leases payable - secured by telephone
        system and office equipment                                                     40,396

Mortgage payable - secured by land and building                                        324,862

MEMBERS' EQUITY
    Members' equity - unadjusted                                   $299,800
    Unrealized loss on marketable securities                           (679)           299,121
                                                                   --------         ----------
                                                                                    $2,571,604
                                                                                    ==========

                                   EXHIBIT "A"

                                   Page 2 of 2

   The accompanying notes are an integral part of these financial statements.

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                  STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                      FOR THE YEAR ENDED DECEMBER 31, 1998

Gain on sales of mortgages and brokerage income                                     $  568,773
Interest income                                                                         48,986
                                                                                    ----------
                                                                                       617,759

Operating expenses
    Warehouse interest                                          $    61,523
    Operating expenses                                            1,208,130          1,269,653
                                                                -----------         ----------
LOSS FROM OPERATIONS                                                                  (651,894)

Other income (expense)
    Realized gain on marketable securities                            5,697
    Interest and dividend income                                     13,665
    Interest expense - other                                        (11,311)
    Income on rental operations                                       3,120             11,171
                                                                -----------         ----------
NET LOSS                                                                              (640,723)

Other comprehensive income (loss)
    Unrealized loss on securities arising during the year                             (124,338)
                                                                                    ----------
COMPREHENSIVE LOSS                                                                  $ (765,061)
                                                                                    ==========



                                   EXHIBIT "B"

   The accompanying notes are an integral part of these financial statements.

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                          STATEMENT OF MEMBERS' EQUITY

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                    ACCUMULATED
                                                                        OTHER
                                                 MEMBERS'         COMPREHENSIVE
                                                   EQUITY           INCOME(LOSS)        TOTAL

Balance - January 1, 1998                          $ 263,830         $ 123,659        $ 387,489


Contribution by member                               690,980                            690,980


Net loss                                            (640,723)                          (640,723)


Other comprehensive income (loss)
    Unrealized loss on securities arising
       during the year                                                (124,338)        (124,338)


Distribution to member                               (14,287)                           (14,287)
                                                   ---------         ---------        ---------

Balance - December 31, 1998                        $ 299,800         $    (679)       $ 299,121
                                                   =========         =========        =========



                                   EXHIBIT "C"

   The accompanying notes are an integral part of these financial statements.

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1998

OPERATING ACTIVITIES
    Net loss                                                                       $  (640,723)
    Adjustments to reconcile net loss to net
       cash used for operating activities
        Depreciation and amortization on property, plant
            and equipment                                       $    23,135
        Depreciation on rental property                                 784
        Realized gain on marketable securities                       (5,697)
        Changes in operating assets and liabilities
            Increase in mortgage receivable                      (1,511,474)
            Increase in other receivables                            (4,862)
            Increase in accrued interest receivable                  (2,727)
            Increase in prepaid expenses                            (15,438)
            Increase in customers' deposits                           1,061
            Increase in accrued expenses                             90,087         (1,425,131)
                                                                -----------        -----------
 Net cash used for operating activities
     (Forwarded)                                                                    (2,065,854)

                                   EXHIBIT "D"

   The accompanying notes are an integral part of these financial statements.

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1998

Net cash used for operating activities
     (Brought forward)                                                             $(2,065,854)

INVESTING ACTIVITIES
    Purchase of marketable securities                            $ (164,034)
    Proceeds from the sale and redemption of
      marketable securities                                         285,679
    Purchase of property, plant and equipment                      (417,466)
    Increase in security deposits                                    (3,830)
    Increase in amount due from affiliate                            (1,503)
                                                                 ----------
Net cash used for investing activities                                                (301,154)

FINANCING ACTIVITIES
    Increase in note payable secured by mortgage receivable       1,529,726
    Borrowing of long-term debt secured by building                 345,000
    Repayment of long-term debt                                    (133,006)
    Borrowing secured by mortgage on rental property                100,000
    Repayment of mortgage on rental property                         (5,488)
    Repayment of loans payable - other                                 (204)
    Contribution by member                                          585,980
    Distribution to member                                          (14,287)
                                                                 ----------
Net cash provided by financing activities                                            2,407,721
                                                                                   -----------
Net increase in cash                                                                    40,713

Cash and cash equivalents at beginning of year                                         120,725
                                                                                   -----------
Cash and cash equivalents at end of year                                           $   161,438
                                                                                   ===========



                                   EXHIBIT "D"

   The accompanying notes are an integral part of these financial statements.

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1998

SUPPLEMENTARY INFORMATION

CUSTOMERS' DEPOSITS - Customers' deposits are assumed to be debts that are settled within 90 days.

WAREHOUSE NOTES PAYABLE - These borrowings are considered to be individual loans that are secured by individual mortgages, and are expected to be repaid within three months.

FILING FEES AND INTEREST PAID - During the year, the Company paid a total of $325 for filing fees. Interest paid during the year was $106,725, which consisted of warehouse interest expense and interest on borrowings.

NON-CASH TRANSACTIONS

The primary member contributed a rental real estate property to the Company during the year. The property had a fair value at the time of contribution of $105,000 and the $85,000 net balance in the member's loan account was converted into members' equity.

Telephone equipment and computers were acquired during the period under two capitalized leases at a total cost of $96,307. The lease obligations were for the full amount of the assets.

                                   EXHIBIT "D"

   The accompanying notes are an integral part of these financial statements.

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

BACKGROUND INFORMATION

United National Mortgage LLC is a licensed mortgage banker in sixteen states with the predominant portion of business conducted in the southern New York area. In addition, the Company is a HUD-Approved Title II Nonsupervised Loan Correspondent. The Company primarily originates conforming conventional loans and sells those loans to investors, servicing released.

SUMMARY OF ACCOUNTING POLICIES

MORTGAGE LOANS HELD FOR SALE - Mortgage loans held for sale are carried at the lower of cost or market value. Market value is determined by purchase commitments from investors and prevailing market prices. The cost basis of a mortgage loan held for sale is its outstanding principal balance decreased by origination and discount fees collected and increased by direct origination costs as determined under SFAS 91 as well as related mortgage taxes. The aforestated fees and costs are, therefore, considered deferred.

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

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

SUMMARY OF ACCOUNTING POLICIES (Continued)

GAIN ON SALES OF MORTGAGES AND BROKERAGE INCOME - Gains or losses on the sale of mortgage loans held for sale are recognized at the date of sale to an investor. The difference between the proceeds from the sale, which usually includes a service release premium (servicing rights) and the carrying value of the loan held for sale as previously defined, determines the net gain or loss. Brokerage fees are recognized upon an applicant's acceptance of a written commitment obtained by United National from an investor. Under SFAS 65 the Company has performed all significant services under its "brokerage obligation" and can recognize these fees.

BRANCH OFFICE OPERATIONS - Gross revenues generated by the mortgage operations of branch offices are reflected in the statement of operations of United National. Branch managers receive a portion of these revenues. These percentage splits are contractually negotiated with the respective branch managers based upon overall profitability, closing volume, loan product, and experience level. The percentage of these splits paid to the manager generally range from 60% to 70% of loan revenue. All branch managers are employees of United National. In states where branch managers are permitted by state banking law, the branch managers are paid a higher commission through salary and are, therefore, personally responsible for paying their own branch overhead costs. In states where "net branching" is not permitted, United National pays all branch overhead such as rent, telephone, etc. directly. Branch expenses are therefore reflected in United National's statement of operations either as a commission expense or as a specific overhead expense.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include time deposits, certificates of deposit, money market funds and all highly liquid debt instruments with original maturities of three months or less.

The Company maintains cash balances in several banks. Accounts at each of these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's mortgage receivable held for sale is $1,740,600. The carrying amount for all other financial instruments approximates fair value.

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

OTHER RECEIVABLES

Other receivables include $9,225 of loan closing proceeds and $2,039 due from an investor.

INVESTMENT IN MARKETABLE SECURITIES

The Company has investments in various publicly traded stocks that are readily salable and are available for sale. As required under FASB #115, the year end marketable securities are marked to market. In the prior period, the marketable securities reflect an unrealized gain of $123,659. The $124,338 unrealized loss in the current period was primarily the result of the reduction in appreciation from this prior year write-up. The Company realized $5,697 of income from the sale of marketable securities and $13,665 from interest and dividend income during the year.

PROPERTY, PLANT AND EQUIPMENT

The property, plant and equipment consist of the following:

                                                             OWNED         LEASED       TOTAL
    Office furniture and equipment                          $ 34,707       $96,307     $131,014
    Land                                                      55,500                     55,500
    Building and improvements                                347,551                    347,551
                                                            --------       -------     --------
          437,758                                             96,307       534,065
    Less accumulated depreciation and amortization            17,226         9,631       26,857
                                                            --------       -------     --------
                                                            $420,532       $86,676     $507,208
                                                            ========       =======     ========

During the current year the total charges to income for depreciation and amortization of this property, plant and equipment were $23,135.

INVESTMENT IN RENTAL REAL ESTATE

The company acquired a parcel of rental real estate in Newburgh, New York from its principal member. This property had a fair value of $105,000 at the time of acquisition. This property is currently subject to a $94,512 mortgage that is secured by the property and all of the Company's furniture, fixtures and equipment. The mortgage has 110 remaining monthly installments of $1,240 inclusive of interest at 10% per annum. This real estate was rented to a party deemed to be related (see note "RELATED PARTY"). During the current year, $784 of depreciation was taken on the rental real estate.

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

WAREHOUSE LINES-OF-CREDIT

United National maintains warehouse lines-of-credit with four financial institutions. Up to $16,000,000 of funds, secured by owned mortgages held for sale, are available to be advanced to the Company. These borrowing lines are subject to interest rates at a slight premium over the prime rate.

LONG-TERM DEBT

The Company has a mortgage with 170 remaining monthly installments of $3,707, inclusive of interest at 10% per annum that is secured by the land and building.

The leases payable represent amounts due on capitalized leases of a telephone system and office equipment.

            Total due for year ending December, 1999                       $36,890
            Total due for year ending December, 2000                        36,890
            Total due for year ending December, 2001                         5,618
                                                                           -------
            Total minimum lease payments                                    79,398
            Less amounts representing interest                               7,454
                                                                           -------
            Present value of net minimum lease payments                     71,944
            Current portion                                                 31,548
                                                                           -------
            Long-term portion                                              $40,396
                                                                           =======


STAFF LEASING COSTS

In 1998 the Company maintained a co-employment relationship with a Professional Employee Organization ("PEO") that provides human resource services for a fee. The "PEO" is responsible for personnel administration, human resource functions and payroll processing. As such, United National does not have direct salary, payroll tax or benefit costs for the employees leased from the "PEO". Instead, the Company has expensed all of these costs as staff leasing costs. The Company was reimbursed $57,762 of staff leasing costs paid on behalf of a related entity.

ESCROW

Approximately $7,300 is being held in trust in regard to escrows on unsold loans. This cash and its related liability are not reflected on the balance sheet.

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

BUILDING CARRYING COSTS AND LEASES

The Company utilizes the building disclosed in "Property, Plant and Equipment" as its main office. In lieu of rent, the Company incurred carrying costs that included real estate taxes and interest from the mortgage on the property.

The Company leases various space on a month to month basis that is utilized for branch offices. The current charge in regard to these offices is $2,000 per month.

Building carrying costs and rent expense for the period was $55,517.

The Company is liable under the terms of various operating leases with payments totaling approximately $1,100 per month for remaining periods varying from 19 to 36 months.

RELATED PARTY

The Company recognized net rental income of $3,120 for rental of the entire real estate property and a portion of the main office building by a related entity. The Company incurred allocable costs of $61,880 which has been offset against the gross rental income of $65,000.

The Company was charged $61,210 for telemarketing and $60,100 for processing fees performed by this related entity.

CONTINGENCIES

Loans sold under investor programs are subject to repurchase if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to indemnification or repurchase if the loan is two or three months delinquent during a set period, which usually varies from the first six months to a year after the loan is sold. As of balance sheet date there were no requests for indemnification or repurchase.

United National has issued approximately $2,686,415 of commitments to applicants to close loans at prevailing rates. The Company, in order to assure itself of a market place to sell its loans, has agreements with investors who will accept all loans meeting certain investor criteria, to deliver the loans at the rate prevailing at the time of delivery.

                            SUPPLEMENTARY INFORMATION

                  INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY

             INFORMATION ACCOMPANYING THE BASIC FINANCIAL STATEMENTS

    Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Computation of Adjusted Net Worth is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                             HIRSHFIELD AND KANTOR

Melville, New York
April 23, 1999

                          UNITED NATIONAL MORTGAGE LLC

               COMPUTATION OF ADJUSTED NET WORTH FOR APPROVAL AND
              RECERTIFICATION OF NONSUPERVISED LOAN CORRESPONDENTS

                                DECEMBER 31, 1998

Home Office (no branch offices with approval)                                         $ 50,000

NET WORTH REQUIRED                                                                    $ 50,000
                                                                                      ========
Members' Equity per Balance Sheet                                  $299,121

Less:  unacceptable asset
        Due from affiliate                                            1,503
                                                                   --------
ADJUSTED NET WORTH FOR HUD REQUIREMENT PURPOSES                                       $297,618
                                                                                      ========
Adjusted Net Worth ABOVE Amount Required                                              $247,618
                                                                                      ========

                          UNITED NATIONAL MORTGAGE LLC

            COMPUTATION OF ADJUSTED NET WORTH TO DETERMINE COMPLIANCE
               WITH NEW YORK STATE BANKING DEPARTMENT REGULATIONS

                                DECEMBER 31, 1998

NET WORTH REQUIRED                                                                    $250,000
                                                                                      ========
Members' Equity per Balance Sheet                                  $299,121

Less:  unacceptable asset
        Due from affiliate                                            1,503
                                                                   --------
ADJUSTED NET WORTH FOR NEW YORK STATE BANKING
   DEPARTMENT REQUIREMENT PURPOSES                                                    $297,618
                                                                                      ========
Adjusted Net Worth ABOVE Amount Required                                              $ 47,618
                                                                                      ========

                          UNITED NATIONAL MORTGAGE LLC
                          (A LIMITED LIABILITY COMPANY)

                         SCHEDULE OF OPERATING EXPENSES

                      FOR THE YEAR ENDED DECEMBER 31, 1998

Staff leasing expense                                        $  484,008
Commission expense                                               41,599
Processing fees                                                  60,100
Automobile expense                                               13,435
Advertising                                                     104,010
Property carrying costs and rent                                 55,517
Utilities                                                         7,447
Office expense                                                   72,136
Telephone                                                        45,950
Computer costs                                                   23,250
Postage and messenger fees                                       13,963
Insurance                                                        18,594
Legal and professional fees                                      58,843
Depreciation and amortization                                    23,135
Filing fees and licenses                                         38,779
Equipment rental                                                 15,676
Repairs and maintenance                                          16,708
Consulting fees                                                  46,974
Marketing expense                                                61,210
New York State filing fees                                          325
Warehouse fees                                                    6,471
                                                             ----------
                                                             $1,208,130
                                                             ==========

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

                                             SHARES OF
NAME & ADDRESS OF                            COMMON         PERCENTAGE
BENEFICIAL OWNERS                            STOCK          AS OF 3/24/00(1)
-----------------                            --------       ---------------
Donald S. Wilen                              377,778               9.0%
208 Windsor Highway
New Windsor, NY 12553


Nicko Fillas                                 225,000               5.3%
c/o Glenn Michael Financial, Inc.
534 Broadhollow Road
Melville, New York 11747


Gulf Atlantic Publishing, Inc.               396,834(2)            9.4%
1947 Lee Road
Winter Park, FL 32789

Select Media, Inc.                           166,667(2)            4.0%
4772 E. Michigan St., #7
Orlando, FL 32812

Seas Capital Management
       Group, Inc.(3)                        143,000               3.4%
c/o Ephraim Sobol
164 Madison Ave., 3rd Fl.
New York, NY 10016

Ephraim Sobol                                293,000               6.9%
164 Madison Ave., 3rd Fl.
New York, NY 10016

Richard Rozzi                                480,000(4)           11.4%
86 Pancake Hollow Road
Highland, NY 12528


All Executive Officers and Directors
as a group (1 person)                        377,778               9.0%

---------------------------------------------

(1) Based upon 4,206,128 shares issued and outstanding on March 24, 2000, which total includes the shares subject to the litigation in which the Company seeks to cancel such shares as well as 480,000 shares issuable on conversion of Series 1999 and Series 2000 Preferred Convertible Stock. This does not include Series 1999 Convertible Preferred Stockholder's Warrants exercisable to purchase 380,000 shares of Common Stock at an exercise price of $.50 per share (expiration date 12/31/04); nor does it include Series 2000 Convertible Preferred Stockholder's Warrants exercisable to purchase 100,000 shares of Common Stock at an exercise price of $.50 per share (expiration date February 28, 2005)(Both Series 1999 and Series 2000 Preferred Stockholder's Warrants being issued to Richard Rozzi at the time of his purchases of Convertible Preferred Stock on December 28, 1999 and February 27, 2000 respectively). This total also does not include 27,668 Common Stock Purchase Warrants exercisable to purchase 27,668 shares of our Common Stock at an exercise price of 6.00 per share exercisable according to the following schedule:

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

At various times between October 8, 1999 and November 31, 1999 we issued 400,000 shares of Common Stock to 11 entities in exchange for for services. These issuances were considered exempt under Section 4(2) of the Securities Act.

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

*27      Financial Data Schedule

 *Previously filed with Form 10-SB
**To be filed by amendment.


                                  SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Premier Mortgage Resources, Inc.
                                 --------------------------------
                                 (Registrant)


Date May 12, 2000                /s/ Joseph Cilento
     -----------------           -------------------------------------------
                                  Joseph Cilento, President

                                 /s/ Donald Wilen
                                 -------------------------------------------
                                   Donald Wilen, Executive Vice President