Form 10QSB
period 2000-06-30
PREMIER MORTGAGE RESOURCES INC
filed 2000-08-21
CIK 1063103

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     Quarterly report under Section 13 or 15(d) of the Securities Exchange
                Act of 1934 For the quarter period ended 6/30/00

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 4,306,294 as of 6/30/00

Transitional Small Business Disclosure Format (Check one) Yes[ ] No [x]

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS


Item 1     Financial Statements                                             3

Item 2     Management's Discussion and Analysis or Plan of Operation       12

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                               16
Item 2     Changes in Securities                                           17
Item 3     Default upon Senior Securities                                  17
Item 4     Submission of Matters to a Vote of Security Holders             17
Item 5     Other Information                                               17
Item 6     Exhibits and Reports on Form 8-K                                17

ITEM I            FINANCIAL STATEMENTS


                PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                  (UNAUDITED)

                PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                                                                                              Page
                                                                                             number
                                                                                      -------------------
Consolidated balance sheets at June 30, 2000
(unaudited) and December 31, 1999                                                              F-1

Consolidated statements of operations for the three months
ended June 30, 2000 and 1999 (unaudited)                                                       F-2

Consolidated statements of operations for the six months
ended June 30, 2000 and 1999 (unaudited)                                                       F-3

Consolidated statement of stockholders' equity for the six
months ended June 30, 2000 (unaudited)                                                         F-4

Consolidated statements of cash flows for the six months
ended June 30, 2000 and 1999 (unaudited)                                                       F-5

Notes to consolidated financial statements (unaudited)                                     F-6 - F-12

                PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                         June 30,
                                                           2000                     December 31,
                                                       (unaudited)                      1999
                                                   -------------------           ------------------
Current assets:
  Cash                                             $             1,344           $              250
                                                   -------------------           ------------------
   Total current assets                                          1,344                          250
                                                   -------------------           ------------------

Investment in affiliate, at cost                             2,246,032                    1,796,032
                                                   -------------------           ------------------
   Total assets                                    $         2,247,376           $        1,796,282
                                                   ===================           ==================


                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------

Current liabilities:
  Accrued expenses                                 $           187,852           $          159,852
  Due to related parties                                       139,007                       70,554
  Note payable                                                  50,000                       50,000
                                                   -------------------           ------------------
    Total current liabilities                                  376,859                      280,406
                                                   -------------------           ------------------

Redeemable, cumulative preferred stock                         850,000                      380,000
                                                   -------------------           ------------------
Commitments and contingencies (Note 5)                               -                            -

Stockholders' equity:
  Preferred stock - $.001 par value, 10,000,000
    shares authorized, -0- shares issued and
    outstanding Common stock - $.001 par value,
    50,000,000 shares authorized, 3,628,960 and
    3,628,794 shares issued and outstanding,
    respectively                                                 3,629                        3,629
  Additional paid-in capital                                 1,566,034                    1,564,284
  Accumulated deficit                                        (549,146)                    (432,037)
                                                   -------------------           ------------------
    Total stockholders' equity                               1,020,517                    1,135,876
                                                   -------------------           ------------------

Total liabilities and stockholders' equity         $         2,247,376           $        1,796,282
                                                   ===================           ==================

    See accompanying notes to consolidated financial statements (unaudited)

                PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                          For the three          For the three
                                                                                           months ended           months ended
                                                                                             June 30,               June 30,
                                                                                               2000                   1999
                                                                                       -------------------    --------------------
Income- Related Party                                                                  $             9,000    $             78,375
                                                                                       -------------------    --------------------
Expenses:
  Selling, general, and administrative expenses                                                     14,670                  19,664
  Selling, general, and administrative expenses - related party                                     38,875                  79,251
                                                                                       -------------------    --------------------
     Total expenses                                                                                 53,545                  98,915
                                                                                       -------------------    --------------------

Loss from operations before interest expense and
  provision for income taxes                                                                       (44,545)                (20,540)

Interest expense                                                                                         -                   4,757
                                                                                       -------------------    --------------------

Loss before provision for income taxes                                                             (44,545)                (25,297)

Provision for income taxes                                                                               -                       -
                                                                                       -------------------    --------------------

Net (loss)                                                                                        (44,545)                (25,297)

Other items of comprehensive income                                                                      -                       -
                                                                                       -------------------    --------------------

Comprehensive net (loss)                                                               $          (44,545)    $           (25,297)
                                                                                       ===================    ====================
Basic:
    Net (loss)                                                                         $             (.01)    $              (.02)
                                                                                       ===================    ====================
Weighted average number of
 common shares outstanding                                                                       3,630,544               1,535,533
                                                                                       ===================    ====================



    See accompanying notes to consolidated financial statements (unaudited)

                PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                           For the six            For the six
                                                                                           months ended           months ended
                                                                                             June 30,               June 30,
                                                                                               2000                   1999
                                                                                       -------------------    --------------------
Income- Related Party                                                                  $            18,000    $            152,040
                                                                                       -------------------    --------------------

Expenses:
  Selling, general, and administrative expenses                                                     33,359                  33,805
  Selling, general, and administrative expenses - related party                                     77,750                 153,858
                                                                                       -------------------    --------------------
     Total expenses                                                                                111,109                 187,663
                                                                                       -------------------    --------------------

Loss from operations before interest expense and
  provision for income taxes                                                                       (93,109)                (35,623)

Interest expense                                                                                     2,000                   6,257
                                                                                       -------------------    --------------------

Loss before provision for income taxes                                                             (95,109)                (41,880)

Provision for income taxes                                                                               -                       -
                                                                                       -------------------    --------------------

Net (loss)                                                                                        (95,109)                (41,880)

Other items of comprehensive income                                                                      -                       -
                                                                                       -------------------    --------------------

Comprehensive net (loss)                                                               $          (95,109)    $           (41,880)
                                                                                       ===================    ====================
Basic:
    Net (loss)                                                                         $             (.03)    $              (.03)
                                                                                       ===================    ====================
Weighted average number of
 common shares outstanding                                                                       3,630,544               1,340,722
                                                                                       ===================    ====================

     See accompanying notes to consolidated financial statement (unaudited)

                PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)

                                                                         Additional                                    Total
                                            Common Stock                  paid-in            Accumulated            Stockholders'
                                        Shares         Amount             Capital              Deficit                 Equity
                                    -------------   ------------        ------------         -------------         -------------
Balances at December 31, 1999           3,628,794   $      3,629        $  1,564,284         $   (432,037)         $   1,135,876

Issuance of common stock in
  lieu of consideration for
  services rendered to the
  company                                   3,500              3               1,747                     -                 1,750

Officers' contribution                          -              -              20,000                     -                20,000

Accrued dividends on convertible
  redeemable preferred stock                    -              -                   -              (22,000)              (22,000)

Cancelled shares                          (3,334)            (3)            (19,997)                     -              (20,000)

Net loss for the six months
  ended June 30, 2000                           -              -                   -              (95,109)              (95,109)
                                    -------------   ------------        ------------         -------------         -------------

Balances at June 30, 2000               3,628,960   $      3,629        $  1,566,034         $   (549,146)         $   1,020,517
                                    =============   ============        ============         =============         =============

     See accompanying notes to consolidated financial statement (unaudited)

                PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                   For the six       For the six
                                                                                   months ended      months ended
                                                                                     June 30,          June 30,
                                                                                       2000              1999
                                                                                  --------------    --------------
Cash flows from operating activities:
   Net (loss)                                                                     $      (95,109)   $      (41,880)
   Adjustments to reconcile net (loss) to net
    cash used for operating activities:
       Amortization                                                                            -               145
       Officers' contribution                                                             20,000                 -
         Issuance of common stock for services                                             1,750                 -
  Increase (decrease) in:
       Accrued expenses                                                                    6,000             6,256
                                                                                  --------------    --------------
Net cash used for operating activities                                                   (67,359)          (35,479)
                                                                                  ---------------   ---------------

Cash flows from investing activities:
   Investment in affiliate                                                              (450,000)         (405,110)
                                                                                  ---------------   ---------------
Net cash used for investing activities                                                  (450,000)         (405,110)
                                                                                  ---------------   ---------------

Cash flows from financing activities:
   Proceeds from sale of preferred stock                                                 470,000                 -
   Repayments of convertible notes payable                                                     -          (100,000)
   Sale of common stock in connection with
   private placement, net of costs                                                             -           537,777
   Redemption of common stock                                                            (20,000)                -
  Advances from (to) related parties                                                      68,453             1,617
                                                                                  --------------    --------------
Net cash provided by financing activities                                                518,453           439,394
                                                                                  --------------    --------------

Net increase (decrease) in cash                                                            1,094            (1,195)
Cash, beginning of period                                                                    250             2,053
                                                                                  --------------    --------------

Cash, end of period                                                               $        1,344    $          858
                                                                                  ==============    ==============

Supplemental disclosure of non-cash flow information:
    Cash paid during the year  for:
         Interest
         Income taxes                                                             $            -    $             -
                                                                                  ==============    ===============

    See accompanying notes to consolidated financial statements (unaudited)

                PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

           Reorganization

           During June 1998, pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement"), an officer and shareholder received 377,778 then representing 48.6% of the common stock outstanding after the cancellation of 433,333 shares of the former officers as discussed in the next paragraph, in consideration for 100% of the shares of common stock of United. Such transaction is considered a capital transaction whereby United contributed its stock for the net assets of the Company which was consummated simultaneously with a recapitalization of the Company.

           Simultaneously with the execution of the Reorganization Agreement, the former officers of the Company canceled 433,333 shares of common stock and resigned as officers of the Company. In connection with the resignation of the former officers of the Company, the former sole shareholder of United was elected as President of the Company. Accordingly, after such capital transaction, United became a wholly owned subsidiary of the Company.

           United

           United was incorporated in the State of Nevada on November 21, 1997. Since the date of incorporation and through August 1998, United had limited operations. Since August 1998, United has performed loan processing and telemarketing services for United National Mortgage, LLC (the "LLC"). As of June 30, 2000, United owns approximately a 2% interest in the LLC which is accounted for under the cost method.

           LLC

           The LLC is a limited liability company whereby an officer of the Company owns approximately 98% as of June 30, 2000. The Company currently has an option to purchase the remaining 98% interest from this officer subject to the approval by New York State Banking Department. The LLC is a licensed mortgage banker in approximately 13 states which primarily originates conforming conventional loans and sells those loans to investors with servicing rights released. The intent of the Company is to execute its options and have the LLC become a wholly owned subsidiary in order to enter the mortgage banking industry.

                PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 2  -  INTERIM RESULTS AND BASIS OF PRESENTATION

           The unaudited financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Items 303 and 301(B) of Regulation S-B. In our opinion, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2000 and the results of our operations and cash flows for the three and six month periods ended June 30, 2000 and 1999. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 1999 as included in our report on Form 10-KSB.

NOTE 3  -  INVESTMENT IN AFFILIATE AT COST

           On July 29, 1998, United entered into a LLC Interest Acquisition Agreement (the "LLC Acquisition Agreement") with the Company's former President whereby for an initial $508,000 it acquired a 1% interest in the LLC and the option to acquire the remaining 99% interest in the LLC as follows; 1% based on required capital by the LLC in order to remain in compliance with its net capital requirements with various state banking laws until it reaches its expected level of revenues sufficient to maintain its capital requirements and the remaining 98% (which is contingent upon obtaining approval from the New York Banking Department) for nominal consideration. As of June 30, 2000, United has a 2% interest in the LLC and has invested an aggregate of $2,246,032 into the LLC based on the above agreement.

NOTE 4 -   LOAN PAYABLE

           During March 1998, an outside third party loaned United $50,000 bearing interest at 12% per annum. The loan is due on demand and no formal terms have been established. As of June 30, 2000, the loan remains unpaid. Accrued interest on the loan amounted to $13,500 as of June 30, 2000.

                PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 5  -  COMMITMENTS AND CONTINGENCIES

     a)    Advertising and Corporate Relations Agreements

           On March 13, 1998, United entered into agreements for public relations and advertising services with Gulf Atlantic Publishing, Inc ("Gulf Atlantic") and Corporate Relations Group, Inc. ("Corporate Relations"). The agreements were for a period of twelve months and included certain marketing products such as mailings, press releases and posting to websites, along with distributing due diligence packages to all inquiring brokers and setting up shows for advertising purposes. As consideration for such services, the Company agreed to sell 109,560 free trading shares of common stock for a total of $30,000. (See Note 5(c) below for pending litigation).

     b)    Introduction Agreement

           On March 17, 1998, United entered into an Introduction Agreement with Select Media Ltd. Corp. ("Select Media") in connection with its efforts to obtain loans to fund United's operations. The agreement stipulated that Select Media would provide United with names and introductions for the purpose of allowing United to solicit such individuals for loans. As consideration for such introductions, United agreed to pay Select Media 15% of the amounts borrowed by United and one warrant to purchase stock of the Company for each $1 of funds loaned to United. (See Note 5(c) below for pending litigation).

     c)    Pending litigation

           i) During 1998, the Company's previous transfer agent issued an aggregate of approximately 677,000 shares of common stock to parties discussed in notes 5(a) and 5(b). During August 1999, the Company filed a formal complaint in the state of Florida whereby the courts granted a temporary restraining order against the individuals and/or entities which received such stock to prohibit the transfer thereof. The Company contends that such shares held by these individuals and/or entities were wrongfully issued. As of June 30, 2000 such shares are not included as outstanding in the Company's financial statements since management contends that the related services discussed in notes 5(a) were not fulfilled and no funds were received related to note 5(b). During the first quarter, the Company, based on various discussions with the various individuals and entities, reached a potential settlement whereby the Company agreed to pay approximately $69,000 for estimated services provided by such entities. However, subsequent matters came to the attention of the Company which indicated a possible different course of action. Based upon this, the Company withdrew its offer of settlement but continues to consider alternate settlement possibilities. The possibility of settling this matter for the $69,000 which was included in accrued expenses as of December 31, 1999 and as a charge to operations during 1999 is still one of the alternatives being considered.

                PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 5  -  COMMITMENTS AND CONTINGENCIES (cont'd)

     c)    Pending litigation (cont'd)

           ii) The LLC, which the Company currently owns 2%, is presently seeking recovery in the amount of approximately $757,000 plus daily interest and other costs from a law firm for which it had retained to perform closings on its behalf. The LLC has retained legal counsel to represent it in various legal remedies for the purpose of obtaining recovery of these monies.

               In the opinion of management, the LLC has not yet determined the probability of the recovery of the monies, and accordingly, no provision for the potential loss has been recorded in the financial statements of LLC or the Company.

     d)    Investment in affiliate at cost

           The Company has committed to funding the LLC in order for the LLC to remain in compliance with various state banking requirements as to its net capital requirements until such time that it reaches its expected revenue level thereby becoming self funding. As of June 30, 2000, the Company has invested $2,246,032 in the LLC.

NOTE 6  -  STOCKHOLDER'S EQUITY

     a)    Issuance of common stock for services

           During the six months ended June 30, 2000, the Company issued an aggregate of 3,500 shares of its common stock in consideration of professional fees. Accordingly, in connection with such issuances, the Company recorded professional fees of $1,750.

     b)    Warrants

           As of June 30, 2000, the Company has outstanding a total of 102,667 warrants which allow the holders to purchase 102,667 shares of the Company's commons tock at $1 per share through June 2000.

                PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 7  -  REDEEMABLE CONVERTIBLE PREFERRED STOCK

     a)    The 1999 Convertible Preferred Stock

           On December 27, 1999, the Company sold 38,000 shares of preferred stock to an investor at $10 per share or $380,000. The holder of such preferred stock shall be entitled to receive a dividend of 8% or $.80 per share per annum. The dividend shall be paid, whether or not declared, out of funds of the Company whether or not the Company has any earnings and profits. No dividend shall be paid on the Company's common stock or any other series of preferred stock until such dividend on these preferred shares have been paid in full. Commencing March 1, 2000, the holder can have the shares redeemed at $10 per share within 10 business days following receipt of notice.

           At any time after December 31, 2001, the Company, at its option, may redeem the whole of, or from time to time any part of, the preferred stock by paying $14.70 per share in cash in addition to all accrued and unpaid dividends.

           Lastly, such preferred shares shall be convertible after December 31, 1999 at the option of the holder at the lower of $.50 per common share or the average of the bid and asked closing prices for 20 consecutive trading days ending on the day prior to conversion. Accrued and accumulated dividends shall be convertible in the same manner.

           In connection with the Company's 1999 and 2000 convertible preferred stock issuance, as of June 30, 2000, the Company accrued approximately $22,000 in dividends pursuant to the terms of the convertible preferred stock agreements.

     b)    The 2000 Convertible Preferred Stock

           On March 20, 2000, the Company sold 25,000 shares of preferred stock to an investor at $10 per share or $250,000. The holder of such preferred stock shall be entitled to receive a dividend of 8% or $.80 per share per annum. The dividend shall be paid, whether or not declared, out of funds of the Company whether or not the Company has any earnings and profits. No dividend shall be paid on the Company's common stock or any other series of preferred stock until such dividend on these preferred shares have been paid in full. Commencing March 1, 2000, the holder can have the shares redeemed at $10 per share within 10 business days following receipt of notice. At any time after December 31, 2001, the Company, at its option, may redeem the whole of, or from time to time any part of, the preferred stock by paying $14.70 per share in cash in addition to all accrued and unpaid dividends.

           Lastly, such preferred shares shall be convertible after December 31, 2000 at the option of the holder at the lower of $.33 per common share or the average of the bid and asked closing prices for 20 consecutive trading days ending on the day prior to conversion. Accrued and accumulated dividends shall be convertible in the same manner.

           During the quarter ended June 30, 2000, the Company sold 22,000 shares of its preferred stock for total proceeds of $220,000. Such preferred stock was sold under the same terms and conditions as the March 20, 2000 issuance discussed above.

                PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 8  -  RELATED PARTY TRANSACTIONS

     a)    Exclusive Telemarketing Agreement

           On August 12, 1998, United entered into an Exclusive Telemarketing Agreement ("Telemarketing Agreement") with the LLC whereby United is the exclusive telemarketing agent for the LLC until it acquires the remaining interest in the LLC. As for consideration for performing telemarketing services for the LLC, the LLC will pay United an hourly rate for its telemarketing services. For the three months ended June 30, 2000 and 1999, United generated telemarketing income amounting to $ - 0 - and $33,575, respectively and $ -0 - and $96,240 for the six months ended June 30, 2000 and 1999, respectively.

     b)    Exclusive Loan Processing Agreement

           On August 12, 1998, United entered into an Exclusive Loan Processing Agreement ("Processing Agreement") with the LLC whereby United is the exclusive processing service for the LLC until it acquires the remaining interest in the LLC. As consideration for performing processing services for the LLC, the LLC will pay United a processing fee for each loan processed. For the three months ended June 30, 2000 and 1999, United generated loan processing fee income amounting to $9,000 and $44,800, respectively, and $18,000 and $55,800 for the six months ended June 30, 2000 and 1999, respectively.

     c)    Occupancy and Support Expenses

           For the three months ended June 30, 2000 and 1999, pursuant to the Telemarketing and Processing Agreement, United incurred expenses of $38,875 and $79,251, respectively which it pays to the LLC for rent and other support services in connection with the space utilized in performing telemarketing and processing services. For the six months ended June 30, 2000 and 1999 those costs amounted to $77,750 and $153,858, respectively.

     d)    Due to related parties

           The amount due to related parties as of June 30, 2000 amounting to $139,007 represents funds owed to the LLC in connection with the agreements and arrangements discussed in Note 8(a), through 8(c).

                PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 9  -  PRO FORMA BALANCE SHEET

           The following pro forma balance sheet presents in a condensed format as of June 30, 2000, as if the acquisition of the LLC by United was consummated and considered in effect as of January 1, 2000:

                                                                                Pro forma
                                                                             balance sheet at
                                                                              June 30, 2000
                                                                              -------------
            Total assets                                                 $             3,877,635
                                                                         =======================
            Total liabilities                                            $             4,827,030
                                                                         =======================
            Total stockholders' (deficiency)                             $              (949,395)
                                                                         =======================

This pro forma information regarding the Company's balance sheet has been presented for disclosure purposes and does not purport to be indicative of the Company's financial position which would have actually resulted had the acquisition of the LLC occurred as of January 1, 2000.

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

Analysis of Premier Mortgage Resources, Inc.

The revenues of Premier Mortgage Resources, Inc. were $9,000 for the second quarter 2000, and $78,375 for second quarter 1999. The decrease in 2000 over 1999 is due in part to lower revenue billings to UNM by us for telemarketing and processing services, and also due to lower payroll costs for processing services that can be billed to UNM for reimbursement.

Total expenses for Premier Mortgage Resources, Inc. were $53,545 for second quarter 2000. For the three months ending June 1999, total expenses were $98,915. Selling, general and administrative expenses for 2000 decreased over 1999 due to a reduction of expenses associated with curtailed telemarketing efforts.

In the second quarter 2000, through issuance of a convertible preferred stock, the Company raised $220,000 in capital.

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

Analysis of United National Mortgage, LLC ("UNM")

In the fourth quarter of 1999 the Company entered into a management reorganization involving the appointment of Joseph A. Cilento, CPA, CMB, as new President and Chief Executive Officer. The plan included the closing of marginal and unprofitable branch offices, involuntary headcount reductions and significantly curtailed discretionary expenditures. The Company focused on recruitment and retention of qualified, commission based loan officers. The Company believes that these efforts have produced increased sales and origination activity, reduced overhead, improved gross pricing margins, and enabled more efficient operations. The pipeline of mortgage loans in process has increased since December 1999 and is expected to generate increased cash flow for operations in fiscal year 2000.

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

UNM also solicits mortgage loans through a wholesale mortgage strategy whereby the loans are originated through wholesale mortgage brokers and submitted to UNM for prior approval and funding. In April 2000, UNM opened a new wholesale mortgage sales branch in Schenectady, New York. This office originates primarily FHA mortgages loan transactions which it attracts through its network of wholesale mortgage brokers

The traditional loan origination channels that UNM currently employs includes the following current objectives:

- Open new retail branch offices in selected markets
- Hire additional loan officers to solicit loans
- Increase consumer awareness through direct advertising and marketing
- Selectively consider and pursue strategic alliances with national-based referral sources such as affinity groups, trade associations, etc.
- Strategic acquisitions of mortgage companies in the industry

                            SELECTED FINANCIAL DATA

Selected Summary Financial Data of United National Mortgage, LLC


                          SECOND QUARTER ENDED:                 SIX MONTHS ENDED:

                            6/30/00     6/30/99             6/30/00       6/30/99
Income Statement Data:
Revenues                 $   259,328   $ 468,089         $   342,945     $  520,089

Selling, General and
Admin. Expenses          $   518,491   $ 700,044         $   866,745     $  821,989

(Loss) Before Income
    Taxes                $  (259,163)  $ (231,955)       $  (523,800)    $ (301,900)

Net Loss

Comprehensive LOSS       $  (259,163)  $ (231,955)       $  (523,800)    $ (301,900)

Balance Sheet Data:

Cash & Cash Equivalents  $    25,196   $   73,024        $    25,196     $   73,024

Mortgage Loans
    Held for Sale, Net   $ 2,924,998   $1,056,616        $ 3,424,998     $1,056,616

Total Assets             $ 3,877,634   $1,798,606        $ 3,877,634     $1,798,606

Warehouse line of
        Credit Payable   $ 2,884,425   $  880,892        $ 2,884,425     $  880,892

Other Liabilities        $   745,745   $  527,522        $   745,745     $  527,522

Total Stockholder
       Equity            $   247,464   $  390,192        $   247,464     $  390,192

Operating Data:

Total Mortgage
Originations             $10,338,000   $6,500,000        $15,338,000     $9,000,000

Revenue from the sale of mortgages and brokerage and other income for the first quarter ended June 30, 2000 and June 30, 1999 was $259,328 and $468,089,
respectively. These revenues are derived from origination fees, discount points; service released premium and ancillary fee income from residential mortgage transactions as well as interest income and rental income.

Operating expense including warehouse line of credit interest expense was $518,491 for the quarter ending June 30, 2000, and $700,044 the quarter ending June 30, 1999. Operating expenses primarily include commission expense to sales people, payroll and related payroll taxes as well as general and administrative expenses.

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

Capital Resources and Liquidity

We have been highly dependent on capital raised through stock investors to fund operations. On June 30, 2000, we had $25,196 cash on hand, which is not expected to be sufficient to cover net operating expenses through the third quarter of 2000. Further, the Company is entirely reliant on warehouse lines of credit to fund mortgage loans. Currently, there are open warehouse lines of credit in the amount of $4,000,200 available. There can be no guarantee that warehouse lenders will continue the lines of credit if losses were to continue or net worth was to fall below required levels.

It is expected that cash generated from operations during the third quarter of 2000 will increase significantly. This is due to a higher volume of loan applications taken during the second quarter, which are expected to close in the third quarter 2000. Cash generated from operations is expected to reduce the Company's reliance on capital raised through stock offerings as the Company becomes self-sufficient.

                                    PART II

ITEM I  LEGAL PROCEEDINGS

Except as described below we are not engaged in any pending legal proceedings. We are not aware of any legal proceedings pending, threatened or contemplated, against any of our officers and directors, respectively, in their capacities as such.

On August 19, 1999, the Company filed a suit captioned "Premier Mortgage Resources, Inc. v. Corporate Relations Group, Inc., Gulf Atlantic Publishing, Inc., James M. Hall, Robert D. Hall, Select Media, Inc., Roberto Veitia, L. Van Stillman and Olde Monmouth Stock Transfer Co., Inc." docketed to No. C199-7019, Division 35 in the Circuit Court of the Ninth Judicial Circuit in and for Orange ounty, Florida.

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

ITEM 2     CHANGES IN SECURITIES

During the second quarter of 2000, there were no changes in securities.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the second quarter of 2000.

ITEM 5     OTHER INFORMATION

Our subsidiary UNM, of which we own 2%, is presently seeking recovery in the amount of approximately $757,000 plus daily interest and other costs from a law firm that UNM retained to perform closings on its behalf. UNM has retained legal counsel to represent it in various legal remedies for the purpose of obtaining recovery of these monies.

In the opinion of management, UNM has not yet determined the probability of the recovery of the monies, and accordingly, no provision for the potential loss has been recorded in the financial statements of UNM or the Company.

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

                                 Premier Mortgage Resources, Inc.
                                 --------------------------------
                                 (Registrant)

Date August 18, 2000              /s/ Joseph Cilento
--------------------              -------------------------------
                                  Joseph Cilento, President, CEO


                                  /s/ Donald Wilen
                                  --------------------------------
                                  Donald Wilen, Director