Form 10QSB
period 2000-09-30
PREMIER MORTGAGE RESOURCES INC
filed 2000-11-20
CIK 1063103

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter period ended 9/30/00

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,554,294 as of 11/07/00

Transitional Small Business Disclosure Format (Check one) Yes[ ] No [x]

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS




Item 1     Financial Statements                                             3

Item 2     Management's Discussion and Analysis or Plan of Operation       12

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                               16
Item 2     Changes in Securities                                           16
Item 3     Default upon Senior Securities                                  16
Item 4     Submission of Matters to a Vote of Security Holders             16
Item 5     Other Information                                               16
Item 6     Exhibits and Reports on Form 8-K                                17




ITEM I            FINANCIAL STATEMENTS

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999




                                   (UNAUDITED)

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                                                       Page
                                                                      number
--------------------------------------------------------------------------------


Consolidated balance sheets at September 30, 2000
(unaudited) and December 31, 1999                                       F-1

Consolidated statements of operations for the three months
ended September 30, 2000 and 1999 (unaudited)                           F-2

Consolidated statements of operations for the nine
months ended September 30, 2000 and 1999 (unaudited)                    F-3

Consolidated statement of stockholders' equity for the
nine months ended September 30, 2000 (unaudited)                        F-4

Consolidated statements of cash flows for the nine
months ended September 30, 2000 and 1999 (unaudited)                   F-5

Notes to consolidated financial statements (unaudited)              F-6 - F-11

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                                    September 30,
                                                                                        2000
December 31,
                                                                                     (unaudited)                    1999
                                                                               -----------------------      ----------------------
Current assets:
  Cash                                                                         $                 1,143      $                 250
                                                                               -----------------------      ---------------------
   Total current assets                                                                          1,143                        250
                                                                               -----------------------      ---------------------

Investment in affiliate, at cost                                                             2,371,032                  1,796,032
                                                                               -----------------------      ---------------------
   Total assets                                                                $             2,372,175      $           1,796,282
                                                                               =======================      =====================


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                                             $               207,805      $             159,852
  Due to related parties                                                                       216,355                     70,554
  Note payable                                                                                  50,000                     50,000
                                                                               -----------------------      ---------------------
     Total current liabilities                                                                 474,160                    280,406
                                                                               -----------------------      ---------------------

Redeemable, cumulative preferred stock                                                         850,000                    380,000
                                                                               -----------------------      ---------------------
Commitments and contingencies (Note 5)                                                              --                         --
                                                                               -----------------------      ---------------------

Stockholders' equity:
  Preferred stock - $.001 par value, 10,000,000 shares
  authorized, -0- shares issued and outstanding                                                     --                         --
  Common stock - $.001 par value, 50,000,000 shares authorized,
  3,878,960 and 3,628,794 shares issued and outstanding, respectively                            3,879                     3,629
  Additional paid-in capital                                                                 1,700,784                  1,564,284
  Accumulated deficit                                                                        (656,648)                  (432,037)
                                                                               -----------------------      ---------------------
    Total stockholders' equity                                                               1,048,015                  1,135,876
                                                                               -----------------------      ---------------------

Total liabilities and stockholders' equity                                     $             2,372,175      $           1,796,282
                                                                               =======================      =====================


     See accompanying notes to consolidated financial statements (unaudited)


                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                         2000                        1999
                                                                               ----------------------     ------------------------
Income - Related Party                                                         $                   --     $                 45,000
                                                                               ----------------------     ------------------------

Expenses:
    Selling, general, and administrative expenses                                              90,549                        2,831
    Selling, general, and administrative expenses - related party                                  --                       85,846
                                                                               ----------------------     ------------------------
Total expenses                                                                                 90,549                       88,677
                                                                               ----------------------     ------------------------
Loss from operations before interest expense and provision
for income taxes                                                                              (90,549)                     (43,677)

Interest expense                                                                                   --                        1,543
                                                                               ----------------------     ------------------------
Loss before provision for income taxes                                                        (90,549)                     (45,220)

Provision for income taxes                                                                         --                            -
                                                                               ----------------------     ------------------------
Net (loss)                                                                                    (90,549)                     (45,220)

Other items of comprehensive income                                                                --                            -
                                                                               ----------------------     ------------------------

Comprehensive net (loss)                                                       $              (90,549)    $                (45,220)
                                                                               =======================    =========================

Basic:
     Net (loss)                                                                $                 (.02)    $                   (.02)
                                                                               =======================    =========================

Weighted average number of
 common shares outstanding                                                                   3,731,134                    2,158,364
                                                                               =======================    ========================


     See accompanying notes to consolidated financial statements (unaudited)

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                                         2000                        1999
                                                                               -----------------------    ------------------------

Income - Related Party                                                         $               18,000     $                197,040
                                                                               ----------------------     ------------------------

Expenses:
    Selling, general, and administrative expenses                                             123,908                       36,636
    Selling, general, and administrative expenses - related party                              77,750                      239,704
                                                                               ----------------------     ------------------------

Total expenses                                                                                201,658                      276,340
                                                                               ----------------------     ------------------------

Loss from operations before interest expense and provision
for income taxes                                                                             (183,658)                     (79,300)

Interest expense                                                                                2,000                        7,800
                                                                               ----------------------     ------------------------

Loss before provision for income taxes                                                       (185,658)                     (87,100)

Provision for income taxes                                                                          -                            -
                                                                               ----------------------     ------------------------

Net (loss)                                                                                   (185,658)                     (87,100)

Other items of comprehensive income                                                                 -                            -
                                                                               ----------------------     ------------------------

Comprehensive net (loss)                                                       $             (185,658)    $                (87,100)
                                                                               =======================    =========================

Basic:
     Net (loss)                                                                $                   (.05)  $                   (.04)
                                                                               =========================  =========================


Weighted average number of
 common shares outstanding                                                                  3,663,336                    2,158,364
                                                                               ======================     ========================


     See accompanying notes to consolidated financial statements (unaudited)


                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)



                                                    Common Stock               Additional                                 Total
                                                    ------------                Paid-in          Accumulated           Stockholders'
                                               Shares           Amount          Capital            Deficit               Equity
                                               ---------      ---------       -----------        ------------        ------------

Balances at December 31, 1999                  3,628,794      $  3,629        $ 1,564,284        $  (432,037)        $  1,135,876

Issuance of common stock in
  lieu of consideration for
  services rendered to the
  company                                          3,500             3              1,747                 --                1,750

Officers' contribution                                --            --             30,000                 --               30,000

Accrued dividends on convertible
  redeemable preferred stock                          --            --                 --
                                                                                                     (38,953)             (38,953)

Repurchased and cancelled shares
   of common stock                                (3,334)           (3)           (19,997)                --              (20,000)

Sale of common stock                             250,000           250            124,750                 --              125,000

Net loss for the nine months ended
  September 30, 2000                                  --            --                 --           (185,658)            (185,658)
                                               ---------      ---------       -----------        ------------        -------------

Balances at September 30, 2000                 3,878,960      $  3,879        $ 1,700,784        $  (656,648)        $ 1,048,015
                                               =========      =========       ===========        ============        =============



     See accompanying notes to consolidated financial statements (unaudited)


                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                                                                                                 2000                  1999
                                                                                           ----------------      ---------------
Cash flows from operating activities:
   Net (loss)                                                                              $       (185,658)     $       (87,100)
   Adjustments to reconcile net (loss) to net
    cash used for operating activities:
   Amortization                                                                                                              189
   Officers' contribution                                                                            30,000                   --
   Issuance of common stock for services                                                              1,750                   --
Increase (decrease) in:
   Accrued expenses                                                                                   9,000               27,767
                                                                                           ----------------      ---------------
Net cash used for operating activities                                                             (144,908)             (59,144)
                                                                                           -----------------     ----------------

Cash flows from investing activities:
   Investment in affiliate                                                                         (575,000)            (674,357)
                                                                                           -----------------     ----------------
Net cash used for investing activities                                                             (575,000)            (674,357)
                                                                                           -----------------     ----------------

Cash flows from financing activities:
   Sale of common stock in connection with
    private placement, net of costs                                                                      --              791,360
   Redemption of common stock                                                                       (20,000)                  --
   Proceeds from sale of redeemable preferred stock                                                 595,000                   --
   Repayments of convertible notes payable                                                               --             (100,000)
   Advances from (repayments to) related parties                                                    145,801               40,817
                                                                                           ----------------      ---------------
Net cash provided by financing activities                                                           720,801              732,177
                                                                                           ----------------      ---------------

Net increase (decrease) in cash                                                                         893               (1,324)
Cash, beginning of period                                                                               250                2,053
                                                                                           ----------------      ---------------

Cash, end of period                                                                        $          1,143      $           729
                                                                                           ================      ===============

Supplemental disclosure of non-cash flow information:  Cash paid during the year for:
         Interest                                                                          $             --     $              --
                                                                                           ================     =================
    Income taxes                                                                           $             --     $              --
                                                                                           ================     =================


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

             Reorganization

             During June 1998, pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement"), an officer received 377,778 then representing 48.6% of the common stock outstanding after the cancellation of 433,333 shares of the former officers as discussed in the next paragraph, in consideration for 100% of the shares of common stock of United. Such transaction was considered a capital transaction whereby United contributed its stock for the net assets of the Company which was consummated simultaneously with a recapitalization of the Company.

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

             United

             United was incorporated in the State of Nevada on November 21, 1997. Since the date of incorporation and through August 1998, United had limited operations. Form August 1998 to June 30, 2000, United had performed loan processing and telemarketing services for United National Mortgage, LLC (the "LLC"). As of September 30, 2000, United owns approximately a 2% interest in the LLC which is accounted for under the cost method.

             LLC

             The LLC is a limited liability company whereby an officer of the Company owns approximately 98% as of September 30, 2000. The
             Company currently has an option to purchase the remaining 98% interest (for a nominal amount) from this officer subject to the approval by New York State Banking Department. The LLC is a licensed mortgage banker in ten states which primarily originates conforming conventional loans and sells those loans to investors with servicing rights released. The intent of the Company is to execute its options and have the LLC become a wholly owned subsidiary in order to enter the mortgage banking industry.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 2 -     INTERIM RESULTS AND BASIS OF PRESENTATION

             The unaudited financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Items 303 and 301(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2000 and the results of our operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

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

NOTE 3 -     INVESTMENT IN AFFILIATE AT COST

                     On  July  29,  1998,  United  entered  into a LLC  Interest
             Acquisition Agreement (the "LLC Acquisition Agreement") with the Company's former President whereby for an initial $508,000 it acquired a 1% interest in the LLC and the option to acquire the remaining 99% interest in the LLC as follows; 1% based on required capital by the LLC in order to remain in compliance with its net capital requirements with various state banking laws until it reaches its expected level of revenues sufficient to maintain its capital requirements and the remaining 98% (which is contingent upon obtaining approval from the New York Banking Department) for nominal consideration. As of September 30, 2000, United has a 2% interest in the LLC and has invested an aggregate of $2,371,032 into the LLC based on the above agreement.

NOTE 4 -     LOAN PAYABLE

             During March 1998, an outside third party loaned United $50,000 bearing interest at 12% per annum. The loan is due on demand and no formal terms have been established. As of September 30, 2000, the loan remains unpaid. Accrued interest on the loan amounted to $16,200 as of September 30, 2000.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 -    COMMITMENTS AND CONTINGENCIES

a)          Pending litigation

               i) During 1998, the Company's previous transfer agent issued an aggregate of approximately 677,000 shares of common stock to certain parties in return for marketing and investor relations services. During August 1999, the Company filed a formal complaint in the state of Florida whereby the courts granted a temporary restraining order against the individuals and/or entities which received such stock to prohibit the transfer thereof. The Company contends that such shares held by these individuals and/or entities were wrongfully issued. As of September 30, 2000 such shares are not included as outstanding in the Company's financial statements. Although the Company has made a contingency loss accrual of $69,000 which is included in accrued expenses, it expects to settle such litigation more favorably.

               ii) The LLC, which the Company currently owns 2%, is presently seeking recovery in the amount of approximately $757,000 plus daily interest and other costs from a law firm for which it had retained to perform closings of mortgages on its behalf. The LLC has retained legal counsel to represent it in various legal remedies for the purpose of obtaining recovery of these monies. In the opinion of management, the LLC has not yet determined the probability of the recovery of the monies, and accordingly, no provision for the potential loss has been recorded in the financial statements of LLC or the Company.

 b)         Investment in affiliate at cost

            The Company is committed to funding the LLC in order for the LLC to remain in compliance with various state banking requirements as to its net capital requirements until such time that it reaches its expected revenue level thereby becoming self funding. As of September 30, 2000, the Company has invested $2,371,032 in the LLC.

NOTE 6   -  STOCKHOLDER'S EQUITY

            Issuance of common stock for services

            During the nine months ended September 30, 2000, the Company issued an aggregate of 3,500 shares of its common stock as consideration for professional fees.

NOTE 7 -    REDEEMABLE CONVERTIBLE PREFERRED STOCK

a)          The 1999 Convertible Preferred Stock
            ------------------------------------

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

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 NOTE 7 -   REDEEMABLE CONVERTIBLE PREFERRED STOCK (cont'd)

a)          The 1999 Convertible Preferred Stock (cont'd)
            ---------------------------------------------

           The dividend shall be paid, whether or not declared, out of funds of the Company whether or not the Company has any earnings and profits. No dividend shall be paid on the Company's common stock or any other series of preferred stock until such dividend on these preferred shares have been paid in full. Commencing March 1, 2000, the holder can have the shares redeemed at $10 per share within 10 business days following receipt of notice to the Company.

           At any time after December 31, 2001, the Company, at its option, may redeem the whole of, or from time to time any part of, the preferred stock by paying $14.70 per share in cash in addition to all accrued and unpaid dividends.

           Lastly, such preferred shares shall be convertible to common stock after December 31, 1999 at the option of the holder at the lower of $.50 per common share or the average of the bid and asked closing prices for 20 consecutive trading days ending on the day prior to conversion. Accrued and accumulated dividends shall be convertible in the same manner.

b)         The 2000 Convertible Preferred Stock
           ------------------------------------

           During the quarter ended March 31, 2000, the Company sold an aggregate of 47,000 shares of preferred stock to an investor at $10 per share or $470,000. The holder of such preferred stock shall be entitled to receive a dividend of 8% or $.80 per share per annum. The dividend shall be paid, whether or not declared, out of funds of the Company whether or not the Company has any earnings and profits. No dividend shall be paid on the Company's common stock or any other series of preferred stock until such dividend on these preferred shares have been paid in full. Commencing March 31, 2001, the holder can have the shares redeemed at $10 per share within 10 business days following receipt of notice to the Company. At any time after December 31, 2001, the Company, at its option, may redeem the whole of, or from time to time any part of, the preferred stock by paying $14.70 per share in cash in addition to all accrued and unpaid dividends.

           Lastly, such preferred shares shall be convertible to common stock after December 31, 2000 at the option of the holder at the lower of $.33 per common share or the average of the bid and asked closing prices for 20 consecutive trading days ending on the day prior to conversion. Accrued and accumulated dividends shall be convertible in the same manner.

           In connection with the Company's 1999 and 2000 convertible preferred stock issuance, as of September 30, 2000, the Company accrued $38,953 in dividends pursuant to the terms of the convertible preferred stock agreements which have been included in accrued expenses.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 -   RELATED PARTY TRANSACTIONS

   a)      Exclusive Telemarketing Agreement

           On August 12, 1998, United entered into an Exclusive Telemarketing Agreement ("Telemarketing Agreement") with the LLC whereby United is the exclusive telemarketing agent for the LLC until it acquires the remaining interest in the LLC. As consideration for performing telemarketing services for the LLC, the LLC will pay United an hourly rate for its telemarketing services. For the three months ended September 30, 2000 and 1999, United generated telemarketing income amounting to $ -0- and $36,000, respectively and $ -0- and $132,240 for the nine months ended September 30, 2000 and 1999, respectively. The Company discontinued such services effective July 1, 2000.

   b)      Exclusive Loan Processing Agreement

           On August 12, 1998, United entered into an Exclusive Loan Processing Agreement ("Processing Agreement") with the LLC whereby United is the exclusive processing service for the LLC until it acquires the remaining interest in the LLC. As consideration for performing processing services for the LLC, the LLC will pay United a processing fee for each loan processed. For the three months ended September 30, 2000 and 1999, United generated loan processing fee income amounting to $-0- and $9,000, respectively, and $18,000and $64,800 for the nine months ended September 30, 2000 and 1999, respectively. The Company discontinued such services effective July 1, 2000.

   c)      Occupancy and Support Expenses

           For the three months ended September 30, 2000 and 1999, pursuant to the Telemarketing and Processing Agreement, United incurred expenses of $-0- and $78,858, respectively which it pays to the LLC for rent and other support services in connection with the space utilized in performing telemarketing and processing services. For the nine months ended September 30, 2000 and 1999 those costs amounted to $77,750 and $232,716, respectively. The Company discontinued such services effective July 1, 2000.

   d)      Due to related parties

           The amount due to related parties as of September 30, 2000 amounting to $216,355 represents funds owed to the LLC in connection with the agreements and arrangements discussed in Note 8(a), through 8(c).

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 9 -    PRO FORMA BALANCE SHEET

            The following pro forma balance sheet presents in a condensed format as of September 30, 2000, as if the acquisition of the LLC by United was consummated and considered in effect at January 1, 2000:

                                                       Pro forma
                                                   balance sheet at
                                                   September 30, 2000
                                                  -----------------------
           Total assets                           $             1,861,227
                                                  =======================
           Total liabilities                      $             2,036,420
                                                  =======================
           Redeemable preferred stock             $               850,000
                                                  =======================
           Total stockholders' deficiency         $            (1,025,193)
                                                  =======================


        This pro forma information regarding the Company's balance sheet has been presented for disclosure purposes and does not purport to be indicative of the Company's financial position which would have actually resulted had the acquisition of the LLC occurred as of January 1, 2000.

NOTE 10 -    SUBSEQUENT EVENTS

a)      Form S-8 Registration Statement

        On October 5, 2000, the Company filed a Form S-8 Registration Statement in connection with a newly established Consultants Compensation Plan (the "Plan"). Pursuant to the Plan, the Company registered a total of 500,000 shares of its common stock. The Company issued 448,000 of such shares for the settlement of certain accounts payables and accrued expenses and a portion of the debts of the LLC which totaled $112,000.

b)      Sale of Common Stock

        Pursuant to a private transaction, during October 2000, the Company sold 700,000 shares of its common stock yielding net proceeds of $175,000 whereby a substantial portion of the proceeds was invested in the LLC.

ITEM II    MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements of Premier Mortgage Resources, Inc. ("the Company") and summary of selected financial data for United National Mortgage, LLC ("UNM"), the Company's 2% owned subsidiary, as shown below. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of the management of the Company.

Overview

The Company is organized to act as a holding company responsible for raising funds for United National, Inc. ("UNI"), its wholly owned subsidiary and UNM. As a holding company, the Company, through its wholly owned subsidiary UNI, provides certain executive management functions to UNM, but has no significant business operations of its own. All business operations are conducted by UNM, which performs all line functions. We provide staff functions to our subsidiaries, such as overall management, strategic direction, financing, legal services, accounting and related services including cash management and budgeting, marketing, and public relations/advertising.

We provide services and financing to our subsidiary, UNI, which in turn, provides marketing and processing services to our other currently 2% owned subsidiary, UNM. The function of UNM is to offer mortgage banking business operations.



Analysis of Premier Mortgage Resources, Inc.

The revenues of the Company were $0 for the third Quarter 2000, and $45,000 for third quarter 1999. These revenues had been derived from the Company's efforts in providing telemarketing and loan processing services for UNM. The decrease in 2000 over 1999 is due to the discontinuance of the UNM's telemarketing and processing division. Telemarketing was deemed to be unprofitable and UNM has since begun to emphasize mortgage origination activities toward UNM's retail and wholesale mortgage banking division.

Total expenses for the Company were $ 90,549 for third quarter 2000. For the three months ending September 1999, total expenses were $88,677. Selling, general and administrative expenses for related party for 2000 decreased over 1999 due to a reduction of expenses associated with the discontinued
telemarketing efforts. However, in the third quarter of 2000, the Company recorded expenses of $90,549 related to legal, accounting and advisory services in connection with capital raising efforts as well as legal costs associated with its claim involving shares that were issued without the Company's approval and in which it seeks to have those shares cancelled. Premier believes that many of these costs are associated with one-time non-recurring public start-up costs associated with its capital raising efforts and successful efforts to obtain a stock exchange listing.

The Company recorded a net loss of $185,658 for the nine months ended September 30, 2000 vs. a net loss of $87,100 for the nine months ending September 30, 1999. The net loss increased due to non-recurring costs assocated with discontinued operations and costs incurred with capital raising efforts.

In the first and second quarter 2000, through issuance of convertible preferred stock, the Company raised $470,000 in capital. During 1999, the Company raised $380,000 in capital through the issuance of convertible preferred stock.

We believe that our marketing plan will have a positive impact on capital resources and liquidity. As such, our reliance on capital contributions to fund operating losses should dissipate in favor of positive cash flow, self-funding operations. While there is no guarantee that these marketing plans, revenue enhancement goals and acquisition strategies will be successful, we believe that we have identified specific short-term objectives that should impact cash flow on a positive basis and restore profitability.

Analysis of United National, Inc.

Our first tier subsidiary, United National, Inc. ("UNI") derived revenues by billing UNM at a contractually agreed upon rate for mortgage loan processing. Its expenses include the payroll cost, leased space, and general and administrative costs of mortgage personnel engaged in these activities. These contractual services have been discontinued due to UNM's decision to close its telemarketing division in favor of expanding its traditional retail and wholesale mortgage banking activities.

The transactions between UNI and UNM are of an inter-company nature and therefore do not form the basis for a more complete understanding of the nature of the core mortgage banking activities of UNM. The results of UNM are currently not combined into our results. Upon approval of the change in control by the New York State Banking Department, as discussed elsewhere in this document, the remaining 98% of UNM will be transferred to United National, Inc. At that time, our results of operations will include the results of operations of UNM and thereby give the reader a more complete understanding of UNM's core business.

Analysis of United National Mortgage, LLC ("UNM")

Reorganization efforts:
In the fourth quarter of 1999 UNM entered into a management reorganization involving the appointment of Joseph A. Cilento, CPA, CMB, as new President and Chief Executive Officer. The plan included the closing of marginal and unprofitable branch offices, involuntary headcount reductions and significantly curtailed discretionary expenditures. UNM focused on recruitment and retention of qualified, commission based loan officers. UNM believes that these efforts have produced increased sales and origination activity, reduced overhead, improved gross pricing margins, and enabled more efficient operations. The pipeline of mortgage loans in process has increased since December 1999 and is expected to generate increased cash flow for operations in fiscal year 2000.

As discussed elsewhere in this document, our operations and potential for success are largely based upon the outcome of operations for the core mortgage banking business of UNM.


UNM is engaged in the business of mortgage banking and is focused on expanding its origination of residential mortgage loans. UNM is in the residential and wholesale mortgage banking business. Its primary focus is the retail and wholesale origination and sale of mortgage loans for one-to-four family properties. UNM is an approved loan correspondent with several major national lenders such as Countrywide Credit, Provident Bank, Interfirst, IndyMac, Alliance Mortgage, and other national prime and sub prime mortgage lenders. UNM originates loans and closes them in UNM's name using funds from a warehouse line of credit. UNM does not close loans unless one of our mortgage purchasers has given UNM an approval for the loan and has agreed to purchase the loan. After the closing of the loan, a package of documents is sent to the mortgage purchaser, the investor reviews the documents and purchases the loan by wiring the funds to our warehouse bank. The difference between the amounts we close the loan for and the amount the investor pays the warehouse line constitutes part of the profit on that particular transaction.

UNM's strategy is to expand its retail and wholesale loan origination business. Increased loan origination will expand its revenue base. UNM intends to continue to sell loans after closing to permanent investors and does not foresee our maintenance of the mortgage's servicing rights. Servicing is a process whereby a mortgage company collects the mortgage payment and any escrows for taxes and insurance from borrowers. Companies that service loans make a small fee on each transaction. UNM does not plan to enter the servicing business. UNM sells its right to collect the payments to the permanent investor to whom the loans have been sold. As a result, the company realizes immediate cash from the sale of these mortgage-servicing rights. By selling the servicing rights, UNM does not retain the risk of the underlying mortgage being refinanced by the borrower thus ending the income stream from servicing.

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

UNM's primary focus is to expand the network of regional sales offices that employ commission based loan officers. These loan officers will solicit loan applications by calling on established referral sources. The cost of the regional sales offices will be borne by UNM. UNM attracts successful loan officers into the Company in key markets through this retail branch strategy. All branches operate under the United National Mortgage corporate name. UNM's corporate office provides marketing, technology and business systems to UNM's sales Office. UNM believes this will enable UNM to rapidly grow into a mortgage institution national in scope by attracting the best available mortgage personnel.
During February 2000, UNM opened a new retail mortgage sales office in Westport, CT.

UNM also solicits mortgage loans through a wholesale mortgage strategy whereby the loans are originated through wholesale mortgage brokers and submitted to UNM for prior approval and funding. In April 2000, UNM opened a new wholesale mortgage sales branch in Schenectady, New York. This office originates primarily FHA mortgages loan transactions that it attracts through its network of wholesale mortgage brokers. During March 2000, UNM opened a new wholesale mortgage sales office in upstate NY.

The traditional loan origination channels that UNM currently employs include the following current objectives:

     -    Open new retail and wholesale branch offices in selected markets

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

     -    Strategic acquisitions of mortgage companies in the industry


     SELECTED FINANCIAL DATA

Selected Summary Financial Data of United National Mortgage, LLC


                              THIRD QUARTER ENDED:                 NINE MONTHS ENDED:

                              9/30/00     9/30/99             9/30/00       9/30/99

Income Statement Data:
Revenues                 $    498,852   $    131,950   $    841,797   $    652,039

Selling, General and
Admin. Expenses          $    643,703   $    423,358   $  1,510,448   $  1,245,347

(Loss) Before Income
    Taxes                $   (144,851)  $   (291,408)  $   (668,651)  $   (593,308)

Net Loss

Comprehensive LOSS       $   (144,851)  $   (291,408)  $   (668,651)  $   (593,308)

Balance Sheet Data:

Cash & Cash Equivalents  $     63,500   $    123,150

Mortgage Loans
    Held for Sale, Net   $    990,300   $    647,693

Total Assets             $  2,074,900   $  1,456,814

Warehouse line of
        Credit Payable   $    969,900   $    509,781

Other Liabilities        $    807,400   $    621,247

Total Stockholder
       Equity            $    297,600   $    325,786

Operating Data:

Total Mortgage
Originations             $ 13,662,000   $  3,000,000   $ 29,000,000   $ 12,000,000


Analysis of Three months ended September 30,2000 vs. September 30,1999

Revenues from the sale of mortgages and other income for the third quarter ended September 30, 2000 and September 30, 1999 was $ 498,852 and $131,950,
respectively, representing an increase of 278%. These revenues are derived from origination fees, discount points, service released premium and ancillary fee income from residential mortgage transactions as well as interest income and rental income. The increase in revenues is attributable to a higher volume of closed loan transactions over the prior year comparable quarter as well as higher average fee income per loan.

Operating expense including warehouse line of credit interest expense was $ 643,703 for the quarter ending September 30, 2000, and $ 423358 for the quarter ending September 30, 1999. Operating expenses primarily include commission expense to sales people, payroll and related payroll taxes as well as general and administrative expenses. Commission expense, a variable expense, increased over the comparable quarter of the prior year due to higher closed loan volume. Recurring fixed expenses for salaries, rent and general and administrative expenses decreased due to UNM's cost reductions implemented in 2000. These reductions were partially offset by non-recurring costs associated with curtailed or closed operations due to the previously announced restructuring of UNM's business.

The net loss for the three months ended September 30,2000 was $ 144,851 vs. a loss for the three months ended September 30, 1999 of $ 291,408. The decrease in loss is due to the cumulative effect of enhanced revenues and reduced recurring expenses associated with the company's restructure of operations.


Analysis of Nine months ended September 30,2000 vs. September 30,1999

Revenues from the sale of mortgages and other income for the nine months ended September 30, 2000 and September 30, 1999 was $ 841,797 and $ 652,039,
respectively, representing an increase of 29 %. These revenues are derived from origination fees; discount points; service released premium and ancillary fee income from residential mortgage transactions as well as interest income and rental income. The increase in revenues is attributable to a higher volume of closed loan transactions over the prior year comparable quarter as well as higher average fee income per loan.

Operating expenses including warehouse line of credit interest expense was $ 1,510,448 for the nine months ending September 30, 2000, and $ 1,245,347 for the quarter ending September 30, 1999. Operating expenses primarily include commission expense to sales people, payroll and related payroll taxes as well as general and administrative expenses. Commission expense, a variable expense, increased over the comparable quarter of the prior year due to higher closed loan volume. Recurring fixed expenses for salaries, rent, and general and administrative expenses decreased due to UNM's cost reductions implemented in 2000. These reductions were partially offset by non-recurring costs associated with curtailed or closed operations due to the previously announced restructuring of UNM's business.

The net loss for the nine months ended September 30,2000 was $ 668,651 vs. a loss for the nine months ended September 30, 1999 of $ 593,308. The increase in loss is due to the costs associated with the company's restructuring of operations partially offset by cumulative positive effects of enhanced revenues and reduced recurring expenses associated with the company's ongoing streamlined operations.

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

Capital Resources and Liquidity

On October 5,2000, the Company filed a Form S-8 registration in connection with a newly established Consultants Compensation Plan (the "plan"). Pursuant to the plan, the Company registered a grand total of 500,000 shares of its common stock whereby it issued 448,000 of such shares for the settlement of a portion of its accounts payable and accrued expenses of the Company and UNM for an aggregate total of $ 112,000.

Pursuant to a separate private placement transaction in October 2000, the Company sold 700,000 shares for net proceeds of $ 175,000 which was invested and transferred to UNM for the purpose of settlement of accounts payable and accrued expenses and general purposes.

We have been highly dependent on capital raised through stock investors to fund operations. On September 30, 2000, UNM had $ 63,500 cash on hand, which is not expected to be sufficient to cover net operating expenses through the fourth quarter of 2000. UNM did receive a cash infusion of $175,000 from the private placement described above and $112,000 from the Consultants Compensation Plan, described above, which was used to reduce the company's accrued expenses and payables. This has enabled the company to reduce its reliance on outside capital contributions to fund operations. Further, UNM is entirely reliant on warehouse lines of credit to fund mortgage loans. Currently, there are open warehouse lines of credit in the amount of $5,000,000 available. The company is not in default of any loan covenants regarding these warehouse lines of credit. However, there can be no guarantee that warehouse lenders will continue the lines of credit if losses were to continue or net worth was to fall below required levels.

It is expected that cash generated from operations during the fourth quarter of 2000 will increase significantly. This is due to a higher volume of loan applications taken during the third quarter, which are expected to close in the fourth quarter 2000. Cash generated from operations is expected to reduce the Company's reliance on capital raised through stock offerings as UNM becomes self-sufficient.


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

In the first cause of action, the Company's former attorney, L. Van Stillman, on or about March 31, 1999, authorized and directed the Company's then transfer agent to issue 583,334 (post-reverse split) free-trading shares of the Company's Common Stock to the other defendants. The Company claims that it did not authorize or direct the issuance of the shares. The Company seeks to cancel the 583,334 shares. We believe that this case will be settled sometime in the fourth quarter of 2000.

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


ITEM 2     CHANGES IN SECURITIES

During the third quarter of 2000, there were no changes in securities.


ITEM 3     DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities.


ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the third quarter of 2000.

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

On October 5, 2000, the Company filed a Form S-8 Registration Statement in connection with a newly established Consultants Compensation Plan (the "Plan"). Pursuant to the Plan, the Company registered a total of 500,000 shares of its common stock. The Company issued 448,000 shares pursuant to the plan to consultants for the purpose of settling certain accounts payables and accrued expenses and a portion of the debts of the LLC which totaled $112,000. This issuance as properly filed with the Securities and Exchange Commission on Form S-8 in accordance with the Securities Act of 1933.

Also during October 2000, the Company sold 700,000 shares of its Common Stock pursuant to a private placement yielding net proceeds of $175,000 whereby a substantial portion of the proceeds was invested in the LLC. This issuance was considered exempt by reason of Section 4(2) of the Securities Act.


ITEM 6     EXHIBITS AND REPORTS ON FORM 8K

           (a)    EXHIBIT INDEX

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

                                 Premier Mortgage Resources, Inc.
                                 --------------------------------
                                 (Registrant)



Date November 7, 2000             /s/ Joseph Cilento
--------------------              -------------------------------
                                  Joseph Cilento, President, CEO