Form 10KSB
period 2000-12-31
PREMIER MORTGAGE RESOURCES INC
filed 2001-04-12
CIK 1063103

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                       for the transaction period from to

                         Commission File Number 0-27987

                        Premier Mortgage Resources, Inc.
------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

          Nevada                                        88-0343833
------------------------------------------------------------------------------
State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


280 Windsor Highway  New Windsor, NY                          12553
------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number        (845) 561-7770
                         -----------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:


         Title of each class                  Name of each exchange on which
                                                Securities are registered
-------------------------------------      -----------------------------------

-------------------------------------      -----------------------------------
         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
------------------------------------------------------------------------------
                                (Title of class)

------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the most recent fiscal year were $ 18,000.

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on December 31, 2000, based on the average closing bid and asked price of the Common Stock as quoted on the OTC Bulletin Board on such date, was approximately $2,737,024.

The number of shares of the Registrant's Common Stock outstanding as of December 31, 2000 was 964,429 shares after giving effect to the one for ten reverse split effectuated by the Company on February 1, 2001.


Our table describing security ownership (Part III, Item 11) reflects ownership as of the most recent practicable date to filing, April 2, 2001, as required by Regulation S-B. As of the date of this registration statement, the number of shares of the Registrant's Common Stock outstanding as of April 2, 2001 is 1,257,714 shares.

TABLE OF CONTENTS

PART I                                                                      PAGE

Item 1    Description of Business                                            3

Item 2    Description of Property                                            9

Item 3    Legal Proceedings                                                 10

Item 4.   Submission of Matters to a Vote of Security Holders               11


PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                           11

Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                              12

Item 7.   Financial Statements                                              17

Item 8.   Changes and Disagreements with Accountants on Accounting and
          Financial Disclosure                                              17

PART III

Item 9.   Directors and Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act                 19

Item 10.  Executive Compensation                                            19

Item 11.  Security Ownership of Certain Beneficial Owners and Management    19

Item 12.  Certain Relationships and Related Transactions                    21

Item 13.  Exhibits and Reports on Form 8-K                                  23

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

Office

Premier Mortgage Resources Inc. ("we", "us" or "the Company") currently maintains its principal office at 280 Windsor Highway, New Windsor, New York 12553 where its telephone number is (845)561-7770 and its facsimile number is
(845)561-7749.

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

United National, Inc. was incorporated in the State of Nevada on November 21, 1997, and is a wholly owned subsidiary of the Company. It owns a 2% ownership in interest in United National Mortgage, LLC "UNM". United National, Inc. has entered into an agreement with UNM to acquire all of the ownership interest of UNM for nominal consideration immediately upon approval of the New York Banking Department of the change in control.

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


Business- Corporate Structure

We are a holding company providing services and financing to our subsidiary, United National, Inc. United National, Inc. owns a 2% interest in United National Mortgage, LLC which offers mortgage banking.

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

     United National, Inc. - First Tier Subsidiary

United National, Inc., is wholly dependent on UNM and the level of its core business activity for its own revenues.

     United National Mortgage, LLC, Second Tier Subsidiary To-Be-Acquired

Although the legal transfer of ownership is pending approval by the New York State Department of Banking, United National Mortgage, LLC is managed as a wholly owned subsidiary of United National, Inc., and operates as the mortgage banking division of Premier Mortgage Resources, Inc.

General Business Plan of UNM

United National Mortgage, LLC is in the residential mortgage banking business. Its primary focus has been the retail and wholesale origination and the sale of mortgage loans for one-to-four family properties. UNM is an approved loan correspondent with approximately twenty lenders such as Countrywide Credit, Provident Bank, Interfirst, IndyMac, and other national prime and subprime mortgage lenders. UNM originates loans and closes them in UNM's name using funds from a warehouse line of credit. UNM does not close loans unless one of our mortgage purchasers has given UNM an approval for the loan and has agreed to purchase the loan. After the closing of the loan, a package of documents is sent to the mortgage purchaser, the investor reviews the documents and purchases the loan by wiring the funds to our warehouse bank. The difference between the amounts we close the loan for and the amount the investor pays the warehouse line constitutes part of the profit on that particular transaction.

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

     The Retail Origination Division

Retail loan origination involves the direct solicitation of realtors, builders and other end borrowers for the origination of mortgage loans. UNM derives revenues from the premium that it receives when the loan is sold. Additionally, UNM derives revenues from fees charged directly to customers. Generally, that premium is shared on a negotiated basis with loan officers who procure the loan and assist in the loan origination process. UNM achieves this from wholly owned retail sales branches. We intend to pursue the opening of wholly owned retail branches as our primary method of expansion.

UNM also nominally engages in the origination and brokerage of loans on commercial real estate assets, including shopping centers, office properties and other commercial loans. It typically brokers (e.g. arranges for the loan from third-party lenders) these transactions. Transactions to date have not been material to UNM's results of operations. UNM's loan origination activities are conducted trough its corporate headquarter offices in New Windsor, New York. Current branch operations are located in New York, Connecticut, Massachusetts and New Jersey.

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

     Number of Employees

Premier Mortgage Resources, Inc. is a holding company and has no employees. United National, Inc. also has no employees. Presently, UNM has 21 employees working in the departments listed below, including branch managers.

Department/Job Function            Number of Employees
-----------------------            -------------------
Executives                                   2
Loan Officers                                9
Support Staff                               10
                                           ----
Total                                       21

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in our 10-QSBs and 8 Ks.

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

Dependence on Key Personnel. Our future success will depend largely on the efforts and abilities of our management, including especially Messrs. Cilento and Wilen. The loss of any of them or the inability to attract additional, experienced management personnel could have a substantial adverse affect on the Company; we have not obtained "key man" insurance policies on any of our management and do not expect to obtain it on any of our future management personnel, as employed. Our ability to implement our strategies depends upon our ability to attract highly talented managerial personnel. There can be no assurance that we will attract and retain such employees in the future. The inability to hire and/or loss of key management or technical personnel could materially and adversely affect our business, results of operations and financial condition.

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

Competition. The mortgage banking market is extremely competitive. UNM competes with other financial providers who have greater technical expertise, financial resources and marketing capabilities than United National, Inc. and UNM. We are uncertain whether UNM will be able to overcome competitive disadvantages that it will face as a small start up company with limited capital.


ITEM 2. PROPERTY

Offices

We maintain our principal office at 280 Windsor Highway, New Windsor, New York 12553, where our telephone number is (845) 561-7770 and our facsimile number is
(845) 561-7749.

Our home office is a freestanding building situated on approximately .5 acres, owned by UNM. This building was purchased for $350,000 from a non-related party in February of 1998. There is currently a $286,000 mortgage on this property held by a non-related party. We have made improvements to this building in 1998, spending approximately $35,000 for such improvements.

The building, formerly a restaurant, contains 5,000 square feet on the first floor with 3,000 square feet of storage in the basement. The first floor area is divided into one large work area with two smaller offices. The occupancy rate is
25. There are 40 parking spaces. We believe that these premises are adequate for our home office operations for the foreseeable future.

Additionally, UNM owns a building located at 48 Mill Street, Newburgh, New York 12550. This property was purchased for $105,000 from Donald Wilen in 1998. For this property, there is a $90,000 mortgage held by Kingston-Newburgh Enterprise Corporation. This building was formerly used for the Company's telemarketing operations which have been discontinued.

Licenses

United National Mortgage, LLC, as a mortgage banker, holds various licenses in seven states as follows:


STATE               LICENSE TYPE           LICENSE #        EXPIRATION
---------------------------------------------------------------------

Connecticut         First Mortgage         0003767             9-30-01
Connecticut         Second Mortgage        0006291             6-30-01
Florida             Mortgage Lender        169097              8-31-02
Maryland            Mortgage Lender        4454                12-31-01
Massachusetts       Mortgage Broker        Mb1341              5-31-01
Massachusetts       Mortgage Lender        Ml0890              5-31-01
New Jersey          Mortgage Lender        025071              6-30-01
New York            Mortgage Banker        05390               None
Rhode Island        Mortgage Banker        106868              3-31-02


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

In the first cause of action, the Company's former attorney, L. Van Stillman, on or about March 31, 1999, authorized and directed the Company's then transfer agent to issue 583,334 (post 1:6 reverse split) free-trading shares of the Company's Common Stock to the other defendants (now 58,333 shares post 1:10 reverse split). The Company claims that it did not authorize or direct the issuance of the shares. The Company seeks to cancel the 58,333 shares and is proceeding with various litigation and settlement options.

In the second cause of action, the Company seeks the return of 9,400 (post 1:10 split) shares issued to Corporate Relations Group, Inc., a holder of 6,266 shares (post 1:10 split shares) shares and Gulf Atlantic Publishing, Inc., a holder of 3,133 shares (post 1:10 split shares) issued to those companies for services which the Company alleges were not performed. It appears that the defendants already disposed of 27,322 shares prior to the reverse split, leaving a balance of 40,411 (now 5,634 post split) shares in dispute. We are presently negotiating a settlement in this case as well.

Additionally The LLC is party to various legal proceedings generally incidental to its business as is the case with other companies in the same industry. The LLC is a defendant in a lawsuit brought forth on January 10, 2001 alleging, breach of contract, negligence and conversion. The requested damages amount to approximately $757,000. The lawsuit relates to a law firm retained to perform a closing of a mortgage. The law firm and its attorney received the loan proceeds and then issued a check that was returned for insufficient funds to the plaintiff. The law firm and its attorney have since been unable to make restitution. The LLC is presently seeking recovery for the damages from the lawsuit plus daily interest and other costs from the related law firm and its attorney. The LLC has retained legal counsel to represent it in seeking various legal remedies for the purpose of obtaining recovery of these monies against the law firm and the individual attorney. Counsel has not yet determined the probability of recovery and, accordingly, no provision for the potential loss has been recorded in the financial statements of the LLC or indirectly by the Company.

The Company and the LLC believe that the legal remedies sought for recovery and their insurance policies will ultimately cover the potential liability should it occur.

Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the opinion of the Company's management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the financial statements of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the fourth quarter of 2000.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the NASDAQ Bulletin Board under the symbol "PMRS"

J. Alexander Securities, Inc., our initial market maker, was authorized to commence the trading of our stock on the OTC Bulletin Board on February 20, 1998 but actual trading began on approximately July 7, 1998. The range of our prices for the past two years on a pre-split basis was:

Quarter                           High Ask                            Low Bid
-------                           --------                            -------
 1999

1st Qtr '99                       .4375                                 .10
2nd Qtr '99                       .1875                               .1875
3rd Qtr '99                       .4375                               .4375
4th Qtr '99                         .75                               .2500

Quarter                           High Ask                            Low Bid
-------                           --------                            -------
 2000

1st Qtr '00                       .7500                               .1875
2nd Qtr '00                       .375                                .25
3rd Qtr '00                       .3125                               .0625
4th Qtr '00                      1.0000                               .1563

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

CAPITAL STRUCTURE OF THE COMPANY

Our capital structure consists of shares of the following: Preferred Stock and Common Stock both having a par value of $0.001 per share; Preferred Convertible Stockholders Warrants and Common Stock Purchase Warrants. The authorized classes, and the amount or number of each which are authorized and outstanding as of the date of this annual report, April 2, 2001, are listed below:


                                                  AUTHORIZED   OUTSTANDING(1)
                                                  ----------   ----------
Preferred Stock                                    10,000,000         -0-
  Series 1999 Convertible Preferred(2)                 38,000         -0-
  Series 2000 Convertible Preferred(3)                 55,000         -0-

Common Stock                                       50,000,000   1,257,714
                                                                             EXPIRATION
                                                                             DATE
                                                                             ----------
Warrants (4)
   1999 Convertible Preferred Stockholders Warrants     38,000   38,000       12/05
   2000 Convertible Preferred Stockholders Warrants     55,000   55,000       12/05


   Common Stock Purchase Warrants
           2000-A                                       25,000    10,000      12/02
           2000-B                                       80,000    16,000      12/05
        2001-A                                         200,000   150,000      12/05

-------------------------

(1) The numbers shown represent current outstanding shares (as of April 2, 2001) as adjusted to reflect the one for ten (1:10) reverse split effectuated on February 1, 2001.

(2) On December 29, 2000, all 38,000 shares of Series 1999 Convertible Preferred Stock were converted to shares of Common Stock, in accordance with the Series 1999 Preferred Convertible Designation, as amended, totaling 1,520,000 shares of Common Stock, which was adjusted to 152,000 shares on February 1, 2001 as a result of the Company's one for ten reverse split of its Common Stock.

(3) On December 29, 2000, all 55,000 shares of Series 2000 Convertible Preferred Stock were converted to shares of Common Stock, in accordance with the Series 2000 Preferred Convertible Stock Designation, as amended, totaling 2,200,000 shares of Common Stock, which adjusted to 220,000 shares on February 1, 2001 as a result of a the Company's one for ten reverse split of the Companies Common Stock.

(4) All warrants described were sold in private placements as a constituent security of a Unit, which Units were made up of a combination of Common Stock and Warrants. Although Units are not identified in this table, all of their constituent securities have been noted.

Preferred Stock

The 10,000,000 shares of Preferred Stock authorized are undesignated as to preferences, privileges and restrictions. As the shares are issued, the Board of Directors must establish a "series" of the shares to be issued and designate the preferences, privileges and restrictions applicable to that series. To date, the Board of Directors has designated two series of Convertible Preferred Stock, both of which are closed: the Series 1999 Convertible Preferred; and the Series 2000 Series of Convertible Preferred. On December 29, 2000, all outstanding Series 1999 and Series 2000 shares of Convertible Preferred Stock were converted to Common Stock.

           Series 1999 Convertible Preferred Stock

A Certificate of Designation, Powers, Preferences and Rights of the 1999 Convertible Preferred Stock was filed with the Nevada Secretary of State on December 29, 1999 and later amended. The series of 38,000 shares had a par value of $0.01 par share and a stated capital and liquidation value of $10.00 per share. Holders of the 1999 Series were entitled to receive a dividend of eight per cent (8%) of the stated capital, or $.80 per share per annum, to be earned and credited (accrued) on a daily basis whether or not the Company had any earnings or profits. Such dividend was to be paid whether or not declared, out of any funds of the Company at the time legally available for the declaration of dividends at any time that such funds came available. The shares were convertible into Common Shares of the Company at a conversion price of the lower of $0.25 per share or the average of the bid and asked closing prices for the twenty (20) consecutive trading days ending on the day prior to conversion, taking each share of the 1999 Series at Ten Dollars ($10.00) per share, so that each such share was convertible into at least (40) Common Shares.

The holder of the convertible preferred stock elected to convert all preferred into common stock at December 30, 2000.

           Series 2000 Convertible Preferred Stock

A Certificate of Designation, Powers, Preferences and Rights of the 1999 Convertible Preferred Stock was filed with the Nevada Secretary of State on April 5, 2000 and later amended. The series of 55,000 shares had a par value of $0.01 par share and a stated capital and liquidation value of $10.00 per share. Holders of the 2000 Series were entitled to receive a dividend of eight per cent (8%) of the stated capital, or $.80 per share per annum, to be earned and credited (accrued) on a daily basis whether or not the Company had any earnings or profits. Such dividend was to be paid whether or not declared, out of any funds of the Company at the time legally available for the declaration of dividends at any time that such funds came available. The shares were convertible into Common Shares of the Company at a conversion price of the lower of $0.25 per share or the average of the bid and asked closing prices for the twenty (20) consecutive trading days ending on the day prior to conversion, taking each share of the 2000 Series at Ten Dollars ($10.00) per share, so that each such share was convertible into at least (40) Common Shares.

The holder of the convertible preferred stock elected to convert all preferred into common stock at December 30, 2000.

Common Stock

The authorized common equity of the Company consists of 50,000,000 shares of Common Stock, with a $.001 par value, of which 1,257,714 shares of Common Stock are issued and outstanding as of April 2, 2001, (i) have general ratable rights to dividends from funds legally available therefor, when, as and if declared by the Board of Directors; (ii) are entitled to share ratably in all assets of the Company available for distribution to shareholders upon liquidation, dissolution or winding up of the affairs of the Company; (iii) do not have preemptive, subscription or conversion rights, nor are there any redemption or sinking fund provisions applicable thereto; and (iv) are entitled to one vote per share on all matters on which shareholders may vote at all shareholder meetings. All shares of Common Stock now outstanding are fully paid and nonassessable and all shares of Common Stock to be sold in this offering will be fully paid and nonassessable when issued.

The Common Stock does not have cumulative voting rights, which means that the holders of more than fifty percent of the Common Stock voting for election of directors can elect one hundred percent of the directors of the Company if they choose to do so. The Company, which has had no earnings, has not paid any dividends on its Common Stock and it is not anticipated that any dividends will be paid in the foreseeable future. Dividends upon Preferred shares must have been paid in full for all past dividend periods before distribution can be made to the holders of Common Stock. In the event of a voluntary or involuntary liquidation, all assets and funds of the Company remaining after payments to the holders of Preferred Stock will be divided and distributed among the holders of Common Stock according to their respective shares.


Series 1999 Convertible Preferred Stockholder's Warrants

As part of a private placement made in December of 1999, 38,000 Units were sold to an investor, with each Unit consisting of ten shares of Series 2000
Convertible Preferred Stock and ten Convertible Preferred Stockholder's Warrants. A total of 380,000 Series 1999 Convertible Preferred Stockholder's Warrants were issued, and as a result of the Company's one for ten reverse stock split, that outstanding total has been adjusted to 38,000. Each Series 1999 Convertible Preferred Stockholder's Warrant is exercisable into one share of Common Stock. All such Warrants expire on December 30, 2005.


Series 2000 Convertible Preferred Stockholders Warrants

As part of another private placement made in December of 1999, 55,000 Units were sold to an investor, with each Unit consisting of ten shares of Series 2000 Convertible Preferred Stock and ten Convertible Preferred Stockholder's Warrants. A total of 550,000 Series 2000 Convertible Preferred Stockholder's Warrants were issued, and as a result of the Company's one for ten reverse stock split, that outstanding total has been adjusted to 55,000. Each Series 2000 Convertible Preferred Stockholder's Warrant is exercisable into one share of Common Stock. All such Warrants expire on December 30, 2005.


Common Stock Purchase Warrants

As part of three separate private placements for the sale of Units, Common Stock Purchase Warrants were issued in combination with Common Stock as a constituent part of Units sold.

           2000-A Common Stock Purchase Warrants

In August of 2000, the Company authorized the issuance of 250,000 "2000-A" Common Stock Purchase Warrants. As part of a private placement made on or about August 2, 2000, 100,000 Units were sold, with each Unit consisting of one share of the Company's Common Stock, and one "2000-A" Common Stock Purchase Warrant. Each 2000-A Common Stock Purchase Warrant is convertible into one share of the Company's Common stock. The exercise period begins on the date of issuance and expires on August 2, 2002. As a result of the one for ten reverse stock split effectuated by the Company on February 1, 2000, the 100,000 "2000-A" Warrants have been adjusted to 10,000 Warrants.


           2000-B Common Stock Purchase Warrants

In December of 2000, the Company authorized the issuance of 800,000 "2000-B" Common Stock Purchase Warrants. As part of a private placement made on our about December 8, 2000, 80,000 Units were sold to three investors, with each Unit consisting of four shares of the Company's Common Stock and two "2000-B" Common Stock Purchase Warrants. Each 2000-B Common Stock Purchase warrant is convertible into one share of the Company's Common stock. The exercise period begins on the date of issuance, and expires on December 30, 2005. As a result of the one for ten reverse stock split effectuated by the Company on February 1, 2000, the 160,000 "2000-B" Warrants have been adjusted to 16,000 Warrants.


           2001-A Common Stock Purchase Warrants

In March of 2001, the Company authorized the issuance of 200,000 "2001-A" Common Stock purchase Warrants. As part of a private placement made to two individuals and a limited liability company, the Company sold 50,000 Units, with each Unit consisting of four shares of the Company's Common Stock and three "2001-A" Common Stock Purchase Warrants. Each 2001-A Common Stock Purchase warrant is convertible into one share of the Company's Common stock. The exercise period begins on the date of issuance, and expires on December 30, 2005.


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

We provide services and financing to our subsidiary, UNI, which in turn, owns a 2% interest in UNM. The function of UNM is to offer mortgage banking business operations.


Analysis of Premier Mortgage Resources, Inc.

The revenues of the Company through its subsidiary, United National, Inc., were $18,000 for the fiscal year 2000, and $197,040 for the fiscal year 1999. These revenues had been derived from the Company's efforts in providing telemarketing and loan processing services for UNM. The decrease in 2000 over 1999 is due to the discontinuance of the UNM's telemarketing and processing division. Telemarketing was deemed to be unprofitable and UNM has since begun to emphasize mortgage origination activities toward UNM's retail and wholesale mortgage banking division.

Total expenses for the Company were $313,048 for fiscal year 2000. For the twelve months ending December 1999, total expenses were $523,063. Selling, general and administrative expenses for related party for 2000 decreased over 1999 due to a reduction of expenses associated with the discontinued
telemarketing efforts. However, in the fourth quarter of 2000, the Company recorded expenses of $20,000 related to legal, accounting and advisory services in connection with capital raising efforts as well as legal costs associated with its claim involving shares that were issued without the Company's approval and in which it seeks to have those shares cancelled. Premier believes that many of these costs are associated with one-time non-recurring public start-up costs associated with its capital raising efforts and successful efforts to obtain a stock exchange listing.

The Company recorded a net loss of $306,837 for the twelve months ended December 31 2000 vs. a net loss of $ 337,347 for the twelve months ending December 31, 1999. The net loss decreased due to fewer non-recurring costs associated with discontinued operations and costs incurred with capital raising efforts.

In the first and second quarter 2000, through issuance of convertible preferred stock, the Company raised $550,000 in capital. During 1999, the Company raised $380,000 in capital through the issuance of convertible preferred stock. The holder of convertible preferred stock elected to convert all preferred into common stock and warrants at December 31,2000.

The Company received $ 880,000 in capital during fiscal year 2000 through the issuance of stock.

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

Analysis of United National, Inc.

Our first tier subsidiary, United National, Inc. ("UNI") previously derived revenues by billing UNM at a contractually agreed upon rate for mortgage loan processing. Its expenses included the payroll cost, leased space, and general and administrative costs of mortgage personnel engaged in these activities. These contractual services have been discontinued due to UNM's decision to close its telemarketing division in favor of expanding its traditional retail and wholesale mortgage banking activities.

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


Analysis of United National Mortgage, LLC ("UNM")

Reorganization efforts:

In the fourth quarter of 1999 UNM entered into a management reorganization involving the appointment of Joseph A. Cilento, CPA, CMB, as new President and Chief Executive Officer. The plan included the closing of marginal and unprofitable branch offices, involuntary headcount reductions and significantly curtailed discretionary expenditures. UNM focused on recruitment and retention of qualified, commission based loan officers. UNM believes that these efforts have produced increased sales and origination activity, reduced overhead, improved gross pricing margins, and enabled more efficient operations. The pipeline of mortgage loans in process has increased steadily since December 1999 and is expected to generate increased cash flow for operations in fiscal year 2001.

As discussed elsewhere in this document, our operations and potential for success are largely based upon the outcome of operations for the core mortgage banking business of UNM.

UNM is engaged in the business of mortgage banking and is focused on expanding its origination of residential mortgage loans. UNM is in the residential and wholesale mortgage banking business. Its primary focus is the retail and wholesale origination and sale of mortgage loans for one-to-four family properties. UNM is an approved loan correspondent with several major national lenders . UNM originates loans and closes them in UNM's name using funds from a warehouse line of credit. UNM became an FHA Direct Endorsement lender in May 2000. After the closing of the loan, a package of documents is sent to the mortgage purchaser, the investor reviews the documents and purchases the loan by wiring the funds to our warehouse bank. The difference between the amounts we close the loan for and the amount the investor pays the warehouse line constitutes part of the profit on that particular transaction.

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

     -    Strategic acquisitions of mortgage companies in the industry

SELECTED FINANCIAL DATA

Selected Summary Financial Data of United National Mortgage, LLC



                                 FOURTH QUARTER ENDED:      TWELVE MONTHS ENDED:

                                12/31/00    12/31/99       12/31/00       12/31/99

Income Statement Data:

Revenues                    $   451,600    $    37,277      $1,293,397    $   513,316

Selling, General and
Admin. Expenses             $   558,498    $   264,612      $2,068,946    $ 1,509,959


(Loss) From Operations
                            $  (106,898)   $  (403,335)     $ (775,549)   $  (996,643)


Comprehensive LOSS          $  (128,857)   $  (403,335)     $ (797,508)   $  (987,802)

Balance Sheet Data:

Cash & Cash Equivalents     $    28,321    $   327,051

Mortgage Loans
    Held for Sale, Net      $ 2,367,654    $   608,450

Total Assets                $ 3,184,444    $ 1,532,202

Warehouse line of
        Credit Payable      $ 2,226,776    $   607,140

Other Liabilities           $   635,657    $   533,796

Total Stockholder
       Equity               $   322,011    $   391,266


Total Liabilities
    and Equity              $ 3,184,444    $ 1,532,202

Operating Data:

Total Mortgage
Originations               $ 15,000,000    $ 1,500,000  $ 44,000,000   $13,500,000



Analysis of Three months ended December 31, 2000 vs. December 31,1999

Revenues from the sale of mortgages and other income for the fourth quarter ended December 31, 2000 and December 31, 1999 was $451,600 and $37,277, respectively, representing an increase of 414,323. These revenues are derived from origination fees, discount points, service released premium and ancillary fee income from residential mortgage transactions as well as interest income and rental income. The increase in revenues is attributable to a higher volume of closed loan transactions over the prior year comparable quarter as well as higher average fee income per loan.

Operating  expense  including  warehouse line of credit  interest  expense was
$ 558,498 for the quarter ending December 31, 2000, and $ 264,612 for the quarter ending December 31, 1999. Operating expenses primarily include commission expense to sales people, payroll and related payroll taxes as well as general and administrative expenses. Commission expense, a variable expense, increased over the comparable quarter of the prior year due to higher closed loan volume. Recurring fixed expenses for salaries, rent and general and administrative expenses decreased due to UNM's cost reductions implemented in 2000. These reductions were partially offset by non-recurring costs associated with curtailed or closed operations due to the previously announced restructuring of UNM's business.

The net loss for the three months ended December 31,2000 was $ 106,898 vs. a loss for the three months ended December 31, 1999 of $ 403,335. The decrease in loss is due to the cumulative effect of enhanced revenues and reduced recurring expenses associated with the company's restructure of operations.


Analysis of Twelve Months Ended December 31,2000 vs. December 31,1999

Revenues from the sale of mortgages and other income for the twelve months ended December 31, 2000 and December 31, 1999 was $1,293,397 and $ 513,316,
respectively, representing an increase of 252%. These revenues are derived from origination fees; discount points; service released premium and ancillary fee income from residential mortgage transactions as well as interest income and rental income. The increase in revenues is attributable to a higher volume of closed loan transactions over the prior year comparable quarter as well as higher average fee income per loan.

Operating expenses including warehouse line of credit interest expense was $2,068,946 for the twelve months ending December 31, 2000, and $ 1,509,959 for the quarter ending December 30, 1999. Operating expenses primarily include commission expense to sales people, payroll and related payroll taxes as well as general and administrative expenses. Commission expense, a variable expense, increased over the comparable prior year due to higher closed loan volume. Recurring fixed expenses for salaries, rent, and general and administrative expenses decreased due to UNM's cost reductions implemented in 2000. These reductions were partially offset by non-recurring costs associated with curtailed or closed operations due to the previously announced restructuring of UNM's business.

The net loss for the twelve months ended December 31,2000 was $ 797,508 vs. a loss for the twelve months ended December 31, 1999 of $ 987,802. The decrease in loss is due to the costs associated with the company's restructuring of operations offset by cumulative positive effects of enhanced revenues and reduced recurring expenses associated with the company's ongoing streamlined operations.

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

Capital Resources and Liquidity

During the fourth quarter ending December 31,2000, the Company filed a Form S-8 registration in connection with a newly established Consultants Compensation Plan the "plan"). Pursuant to the plan, the Company registered a grand total of 500,000 shares of its common stock whereby it issued 448,000 of such shares for the settlement of a portion of its accounts payable and accrued expenses of the Company and UNM for an aggregate total of $ 112,000.

Pursuant to a separate private placement transaction in October 2000, the Company sold 700,000 shares for net proceeds of $ 175,000 which was invested and transferred to UNM for the purpose of settlement of accounts payable and accrued expenses and general purposes.

We have been highly dependent on capital raised through stock investors to fund operations. On December 31, 2000, UNM had $ 28,321 cash on hand, which is not expected to be sufficient to cover net operating expenses through the first quarter of 2001. During the fourth quarter of 2000, UNM did receive a cash infusion of $175,000 from the private placement described above and $112,000 from the Consultants Compensation Plan, described above, which was used to reduce the company's accrued expenses and payables. This has enabled the company to reduce its reliance on outside capital contributions to fund operations. The Company also received a capital contribution in March of 2001 of $200,000 for general operating purposes. Further, UNM is entirely reliant on warehouse lines of credit to fund mortgage loans. Currently, there are open warehouse lines of credit in the amount of $4,000,000 available. The company is not in default of any loan covenants regarding these warehouse lines of credit. However, there can be no guarantee that warehouse lenders will continue the lines of credit if losses were to continue or net worth was to fall below required levels.

It is expected that cash generated from operations during the first quarter of 2001 will increase significantly. This is due to a higher volume of loan applications taken during the third quarter, which are expected to close in the first quarter 2001. Cash generated in the first quarter of 2001 from operations reduced the Company's reliance on capital raised through stock offerings as UNM becomes self-sufficient. Mortgage closing volume in the first quarter of 2001 was approximately $15 million and the pipeline of mortgages in process is in excess of $20 million at March 31, 2001.

ITEM 7.   FINANCIAL STATEMENTS













                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                       Page
                                                                      numbe
---------------------------------------------------------------------------

Independent auditors' report                                            F-1

Consolidated balance sheet at December 31, 2000                         F-2

Consolidated statements of operations for the years ended
 December 31, 2000 and 1999                                             F-3

Consolidated statement of stockholders' equity for the years ended
 December 31, 2000 and 1999                                             F-4

Consolidated statements of cash flows for the years ended
 December 31, 2000 and 1999                                             F-5

Notes to consolidated financial statements                           F-6 - F-21

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Premier Mortgage Resources, Inc.


We have audited the accompanying consolidated balance sheet of Premier Mortgage Resources, Inc. and subsidiary (the "Company") as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and the consolidated results of its operations and cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accounting principles accepted in the United States of America.





Massella, Tomaro & Co., LLP
Jericho, New York
March 19, 2001

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000


                                     ASSETS



Current assets:

    Cash                                                                         $            1,004
                                                                                  -----------------
         Total current assets                                                                 1,004
                                                                                  -----------------

Investment in affiliate, at cost                                                          2,524,285
                                                                                  -----------------
         Total assets                                                             $       2,525,289
                                                                                  =================



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Accrued expenses                                                              $         113,946
    Due to related parties                                                                   70,554
    Loan payable                                                                             50,000
                                                                                  -----------------
         Total current liabilities                                                          234,500
                                                                                  -----------------

Commitments and contingencies (Note 8)                                                            -
                                                                                  -----------------

Stockholders' equity:
    Preferred stock - $.001 par value, 10,000,000 shares
    authorized, -0- shares issued and outstanding                                                 -
    Common stock - $.001 par value, 50,000,000 shares authorized,
    964,429 shares issued and outstanding                                                       964
    Additional paid-in capital                                                            3,086,949
    Accumulated deficit                                                                    (797,124)
                                                                                  -----------------
         Total stockholders' equity                                                       2,790,789
                                                                                  -----------------

Total liabilities and stockholders' equity                                        $       2,525,289
                                                                                  =================











           See accompanying notes to consolidated financial statements







                                           PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                           FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                               2000                    1999
----------------------------------------------------------------------------------------------------------    --------------------

Income   - Related Party                                                               $            18,000    $            197,040
                                                                                       -------------------    --------------------

Expenses:
    Selling, general, and administrative expenses                                                  235,298                 269,506
    Selling, general, and administrative expenses - related party                                   77,750                 250,857
                                                                                       -------------------    --------------------
Total expenses                                                                                     313,048                 520,363
                                                                                       -------------------    --------------------

Loss from operations before interest expense and provision for income taxes                       (295,048)               (323,323)

Interest expense                                                                                    11,789                  14,024
                                                                                       -------------------    --------------------

Loss before provision for income taxes                                                            (306,837)               (337,347)

Provision for income taxes                                                                               -                       -
                                                                                       -------------------    --------------------

Net (loss)                                                                                        (306,837)               (337,347)

Other items of comprehensive income                                                                      -                       -
                                                                                       -------------------    --------------------

Comprehensive net (loss)                                                               $          (306,837)   $           (337,347)
                                                                                       ====================   ====================

Basic and diluted loss per common share:
    Net (loss)                                                                         $              (.08)   $              (.16)
                                                                                       =====================  ===================-



Weighted average number of
 common shares outstanding (post split)                                                            391,868                 216,239
                                                                                       ===================    ====================




           See accompanying notes to consolidated financial statements









                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                         Additional                       Total
                                                 Common Stock             Paid - in      Accumulated    Stockholders'
                                            Shares            Amount       Capital          Deficit    Equity (Deficit)
                                            ------            ------       -------          -------    ----------------



Balances at December 31, 1998                1,063,188    $     1,063    $   586,914    $   (94,690)   $   493,287

Sale of common stock in
   connection with private offering
   memorandums and sale of
    unregistered securities, net of cost     2,345,606          2,346        839,690             --        842,036
Issuance of common stock in lieu of
    consideration for services rendered
     to the Company                            220,000            220        109,780             --        110,000
Officer's contribution                              --             --         27,900             --         27,900

Net loss for the year ended
     December 31, 1999                              --             --             --       (337,347)      (337,347)
                                           -----------    -----------    -----------    -----------    -----------

Balances at December 31, 1999                3,628,794          3,629      1,564,284       (432,037)     1,135,876

Issuance of common stock in
  lieu of consideration for
  services rendered to the
  company                                      331,500            331         83,419             --         83,750

Issuance of common stock to
  settle debt                                  120,000            120         29,880             --         30,000

Officers' salary contribution                       --             --         40,000             --         40,000

Accrued dividends on convertible
  redeemable preferred stock                        --             --             --        (58,250)
                                                                                                           (58,250)

Repurchased and cancelled shares
   of common stock                              (3,334)            (3)       (19,997)            --        (20,000)

Common stock held subject to
   litigation and settlement of debt
   (See Note 8c)                               677,334            677         67,323             --         68,000

Sale of common stock                         1,170,000          1,170        328,830             --        330,000

Conversion of convertible preferred
  stock and accrued dividends
  in to common stock
  (See Note 9)                               3,720,000          3,720        984,530             --        988,250

Retroactive effect of ten for one
   stock split                              (8,679,865)        (8,680)         8,680             --             --

Net loss for the year ended
  December 31, 2000                                 --             --             --       (306,837)      (306,837)
                                           -----------    -----------    -----------    -----------    -----------

Balances at December 31, 2000                  964,429    $      964     $ 3,086,949    $  (797,124)   $ 2,290,789
                                           ===========    ===========    ===========    ===========    ===========



                            See accompanying notes to consolidated financial statements





                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                          2000                1999
                                                                                ----------------- ------------------

Cash flows from operating activities:
   Net (loss)                                                                   $        (306,837)   $      (337,347)
   Adjustments to reconcile net (loss) to net
    cash used for operating activities:
       Officer salary contribution                                                         40,000             27,900
       Issuance of common stock for services                                               83,750            110,000
     Increase (decrease) in:
       Accrued expenses                                                                    52,094            110,619
                                                                                -----------------    ---------------
Net cash used for operating activities                                                   (130,993)           (88,828)
                                                                                ------------------   ----------------

Cash flows from investing activities:
   Investment in affiliate                                                               (728,253)        (1,105,032)
                                                                                ------------------   ----------------
Net cash used for investing activities                                                   (728,253)        (1,105,032)
                                                                                ------------------   ----------------

Cash flows from financing activities:
   Repayments of convertible notes payable                                                      -           (100,000)
   Proceeds from sale of preferred stock                                                  550,000            380,000
   Sale of common stock in connection with
     private placement, net of costs                                                      330,000            842,036
   Proceeds from issuance of convertible notes payable                                          -                  -
   Repurchase of common stock                                                             (20,000)                 -
   Advances from (repayments to) related parties                                                -             70,021
                                                                                -----------------    ---------------
Net cash provided by financing activities                                                 860,000          1,192,057
                                                                                -----------------    ---------------

Net increase (decrease) in cash                                                               754             (1,803)

Cash, beginning of period                                                                     250              2,053
                                                                                -----------------    ---------------

Cash, end of period                                                             $           1,004    $           250
                                                                                =================    ===============

Supplemental disclosure of non-cash flow information:
         Cash paid during the year for:
       Interest                                                                 $               -    $             -
                                                                                =================    ===============
Income taxes                                                                    $               -    $             -
                                                                                =================    ===============

Schedule of non-cash operating activities:
   Common stock issued to settle debt                                           $          30,000    $             -
                                                                                =================    ===============

Schedule of non-cash investing activities:
     Issuance of 3,720,000 shares (or 372,000 post split shares) of common stock in connection with conversion of preferred stock
     and accrued dividends                                                      $         988,250    $            -
                                                                                =================    ==============

Schedule of non-cash financing activities
   Issuance of 3,720,000  shares (or 372,000 post split  shares) of common stock in connection with conversion of preferred stock
   and accrued dividends                                                        $        (988,250)   $            -
                                                                                ==================   ==============


          See accompanying notes to consolidated financial statements.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 1     -      ORGANIZATION

           The Company
           -----------

           Premier Mortgage Resources, Inc. (the "Company") was incorporated in the State of Nevada on August 17, 1995 under the name "Mortgage Resources, Inc." The name of the Company was changed on August 20, 1997 to its current name. Until the acquisition of United National, Inc. ("United") in June 1998, the Company had no operations. The Company acquired United during June 1998 in order to commence operations in the mortgage banking industry. The Company currently is a holding company providing services and financing to our subsidiary, United National, Inc. United National, Inc. owns a 2% interest in United National Mortgage, ("LLC") which offers mortgage banking.


           Business Trends
           ---------------

           The Company is organized to act as a holding company responsible inter alia for raising funds for United and LLC. As a holding company, it has no business operations other than costs associated with the Securities and Exchange Commission reporting requirements. All business operations are conducted by the LLC. As indicated in note 3, the Company has raised a substantial amount of capital through equity offerings. The capital received has been invested in the LLC. The LLC has not achieved profitable operations. Below is a discussion of the LLC's managements plans to achieve profitable operations and positive cash flows in order to become self sustaining.

           During the year ended December 31, 2000, the LLC appointed a new Chief Executive Officer and embarked upon a fiscal and operational reorganization. The LLC has incurred substantial losses and has been highly dependent on capital contributions by the Company to sustain operations. Also, during this year, the LLC has increased its mortgage loan pipeline from $1.5 million at December 1999 to more than $20 million at December 2000. Revenues have increased in four consecutive quarters and the trend of losses has decreased in each of the past four quarters. This volume growth has been partially as a result of the LLC, obtaining approval from the Department of Housing and Urban Development to operate as a Direct Endorsement Lender and to offer FHA mortgages to qualified borrowers. This was accomplished through recruitment of qualified sales personnel and opening of two new sales offices.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 1 - ORGANIZATION (cont'd)

           Business Trends (cont'd)
           ------------------------

           For the year ended December 31, 2000 mortgage closings have increased dramatically on a monthly basis. Monthly volume of mortgage's closed increased from under $500,000 in the month of December 1999 to approximately $4,000,000 in December of 2000. Management projects that monthly closings will increase to over $5,000,000 per month in the first quarter of 2001 based upon open loans in process at year end as well as an increase in the productivity of commissioned loan officers and from a reduced interest rate environment that has spurred an increase in refinancing activity.

           The LLC expects to achieve profitability in the first half of 2001. The LLC received an additional $200,000 in member contributions to supplement working capital in the first quarter of 2001. The proceeds will be used for general working capital needs and general corporate purposes.

           The LLC is aggressively attempting to sell additional mortgage loans in order to mitigate future losses. Management is optimistic that this will enable the Company to raise additional capital. However, there can be no assurance that it will be able to sell additional mortgage loans.

           Stock Split
           -----------

           On December 29, 2000, the Company's Board of Directors resolved to reverse split the Company's issued and outstanding Common Stock on a one for ten basis (1:10). The effective date was February 1, 2001. The financial statements at December 31, 2000 have been retroactively adjusted for this reverse stock split.

           United
           ------

           United was incorporated in the State of Nevada on November 21, 1997. Since the date of incorporation and through August 1998, United had limited operations. Since August 1998, United has performed loan processing and telemarketing services for United National Mortgage, LLC. ("LLC"). As of December 31, 2000 United owns approximately 2% interest in the LLC which is accounted for under the cost method.

           LLC
           ---

           The LLC is a limited liability company whereby an officer and director of the Company owns approximately 98% as of December 31, 2000. The Company currently has an option to purchase the remaining 98% interest from this director subject to the approval by New York State Banking Department. The LLC is a licensed mortgage banker in approximately seven states and primarily originates conforming conventional loans, and sells those loans to investors, with servicing released. The intent of the Company is to execute its option and have the LLC become a wholly owned subsidiary in order to enter the mortgage banking industry.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)         Principles of Consolidation
           ---------------------------

           The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, United (the "Companies") after elimination of all significant intercompany transactions and accounts.

b)         Cash and cash equivalents
           -------------------------

           The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

c)         Revenue Recognition
           -------------------

           Upon the Company acquiring the remaining 98% interest in the LLC as discussed in Note 3, it will report on a consolidated basis the accounting policies of the LLC as follows:

           i) Mortgage loans held for sale
              ----------------------------

                  Mortgage loans held for sale (net of the unearned discounts) are carried at the lower of cost or market on an aggregate basis (unrealized losses are offset by unrealized gains). All mortgages are collateralized by residential property. Market value is determined by purchase commitments from investors and prevailing market prices. The cost basis of a mortgage loan held for sale is its outstanding principal balance decreased by origination and discount fees collected and increased by direct origination costs as determined under Statement of Financial Accounting Standard ("SFAS") Number 91. Fees and costs incurred net of discounts collected are deferred until the related loans are sold. Management believes that the value of such collateral is in excess of the mortgage loans held for sale at December 31, 2000 and accordingly, no allowance for doubtful accounts is considered necessary.

           ii) Gain   on   sales   of
               mortgages and brokerage income
               ------------------------------

                  Gains or losses on the sale of mortgage loans held for sale are recognized at the date of sale to an investor. The difference between the proceeds from the sale, which usually includes a service release premium (servicing rights) and the carrying value of the loan held for sale as previously defined, determines the net gain or loss.

                  Brokerage fee income is recognized upon an applicant's acceptance of a written commitment obtained by the Company from an investor. Under SFAS 65, the Company has performed all significant services under its "brokerage obligation" and can recognize these fees.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

c)         Revenue Recognition (cont'd)
           ----------------------------

                 iii)    Branch office operations
                         ------------------------

                  Gross revenues generated by the mortgage operations of branch offices are reflected in the statement of operations of the Company. All branch managers are employees of the Company. The respective branch managers receive commissions based upon overall profitability, closing volume, loan product and experience level. The Company policy is to have no net branch operations.

d)         Income taxes
           ------------

           The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal and state income tax reporting purposes.

e)         Loss per Common Share
           ---------------------

           Loss per common share is computed pursuant to Financial Accounting Standards Board, "SFAS No. 128," Earnings Per Share". Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debt. As the Company's warrants are antidilutive as of December 31, 2000 and for all periods, diluted loss per share is the same as basic loss per share. At December 31, 2000, the outstanding warrants totaling 1,190,000 (or 119,000 shares post split) were not included in the computation of diluted loss per share as their effect would be antidilutive.

f)         Use of estimates
           ----------------

           In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities, revenues and expenses during the reporting period and the disclosure of contingent and the disclosure of contingent assets and liabilities at the date of the financial statements. The most significant estimate with regards to the consolidated financial statements relates to the valuation of the costs in excess of United's net assets and the estimated useful life used in amortizing such excess costs. Actual results could differ from those estimates.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

g)           Fair value disclosure at December 31, 2000
             ------------------------------------------

             The carrying value of cash, accrued expenses due to related parties, and notes payable are a reasonable estimate of their fair value.

h)           Effect of New Accounting Standards
             ----------------------------------

             The Company does not believe that any recently issued accounting standards, not yet adopted by the Company, will have a material impact on its financial position and results of operations when adopted.

i)           Cost Method of Accounting
             -------------------------

             United accounts for the investment in the LLC under the cost method of accounting as a result of its 2% ownership interest. Upon approval from the New York Banking Department, the Company`s former President, now a director, will transfer the remaining 98% interest in the LLC to United for a nominal consideration ($10) in accordance with the agreement discussed in Note 3. Upon such transfer, the LLC will become a wholly owned subsidiary and will be consolidated by the Company.

NOTE 3   -   INVESTMENT IN AFFILIATE, AT COST

             On July 29, 1998, United entered into a LLC Interest Acquisition Agreement (the "LLC Acquisition Agreement") with the Company's former President whereby for an initial $508,000 it acquired a 1% interest in the LLC and the option to acquire the remaining 99% interest in the LLC as follows; 1% based on required capital by the LLC in order to remain in compliance with its net capital requirements with various state banking laws until it reaches its expected level of revenues sufficient to maintain its capital requirements and the remaining 98% (which is contingent upon obtaining approval from the New York Banking Department) for nominal consideration ($10). As of December 31, 2000, United has a 2% interest in the LLC and has invested an aggregate of $2,524,285 into the LLC based on the above agreement. The LLC Acquisition Agreement called for the closing and transfer of the remaining 98% interest by March 31, 1999. The approval from the New York Banking Department has not yet been received and accordingly, such transaction has not been consummated.

NOTE 4 - ACCRUED EXPENSES

             Accrued expenses consist of the following at December 31, 2000:

             Professional fees                            $       29,900
             Interest                                             60,046
             Other                                                24,000
                                                          --------------
                                                          $      113,946
                                                          ==============

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 5   -   LOAN PAYABLE

             During March 1998, an outside third party loaned United $50,000 bearing interest at 12% per annum. The loan is due on demand and no formal terms have been established. As of December 31, 2000, the loan remains unpaid and no demand for repayment of principal or related accrued interest has occurred. Accrued interest on the loan amounted to $19,117 as of December 31, 2000.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

              Prior to the Company's reorganization, United issued convertible promissory notes amounting to $458,000 that bear interest at 12% per annum. Pursuant to the reorganization, the Company assumed $358,000 of such convertible promissory notes which were subsequently converted into approximately 59,667 shares of it's common stock as of December 31, 1998.

              The remaining $100,000 notes were repaid during April 1999 by United. Accrued interest on the notes amounted to $40,929 as of December 31, 2000 for which no demand for repayment has occurred.

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

              The only material tax effect of significant items comprising the Company's current deferred tax assets as of December 31, 2000 is the Company's net operating losses "NOL"s" which amounted to approximately $358,822 as of December 31, 2000. The deferred tax asset associated with the Company's NOL's amounted to approximately $154,000 as of December 31, 2000.

              In accordance with SFAS 109, the Company has recorded a 100% valuation allowance for such deferred tax asset since management could not determine that it was "more likely than not" that the deferred tax asset would be realized in the future. The Company's NOL's will expire between 2013 and 2015 if not utilized prior.

              The Company and its subsidiary file separate tax returns for federal and state tax purposes. As such, income tax is based on the separate taxable income or loss of each entity.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 8 - COMMITMENTS AND CONTINGENCIES

a)            Advertising and Corporate Relations Agreements
              ------------------------------------------------

              On March 13, 1998, United entered into agreements for public relations and advertising services with Gulf Atlantic Publishing, Inc ("Gulf Atlantic") and Corporate Relations Group, Inc. ("Corporate Relations"). The agreements were for a period of twelve months and included certain marketing products such as mailings, press releases and posting to websites, along with distributing due diligence packages to all inquiring brokers and setting up shows for advertising purposes. As consideration for such services, the Company agreed to sell 109,560 free trading shares (or 10,956 post split shares) of common stock for a total of $30,000. The Company considers these agreements terminated (See
              Note 9(c) below for pending litigation).

b)             Introduction Agreement
               -------------------------

              On March 17, 1998, United entered into an Introduction Agreement with Select Media Ltd. Corp. ("Select Media") in connection with its efforts to obtain loans to fund United's operations. The agreement stipulated that Select Media would provide United with names and introductions for the purpose of allowing United to solicit such individuals for loans. As consideration for such introductions, United agreed to pay Select Media 15% of the amounts borrowed by United and one warrant to purchase stock of the Company for each $1 of funds loaned to United. The Company considers these agreements terminated (See Note 8(c) below for pending litigation).

c)            Pending litigation
              ------------------------

          i) During 1998, the Company's previous transfer agent issued 677,334 shares (or 67,733 post split) shares of common stock to parties discussed in notes 8(a) and 8(b). The Company, during August 1999, filed a formal complaint in the State of Florida whereby the courts granted a temporary restraining order against the individuals and/or entities which received such stock to prohibit the transfer thereof. The Company contended that such shares held by these individuals/entities were wrongfully issued. The Company, based on earlier discussions with the various individuals and entities, submitted an offer to settle whereby the Company would pay approximately $68,000 to such entities. In return for substantially all of the shares in the complaint as well as an exchange of mutual releases by all parties.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 8 - COMMITMENTS AND CONTINGENCIES (cont'd)

c)              Pending litigation (cont'd)
                ---------------------------

                The Company had previously accrued $68,000 which was included in accrued expenses and charged to operations. These settlement discussions were not consummated. As such, the Company has converted the previously recorded liability into equity. The Company has continued to seek the cancellation of such shares. Although the Company has recorded this litigation in equity, it is the Company's belief that they will prevail in a more favorable manner with a substantial portion of the common shares being returned.

                Additionally The LLC is party to various legal proceedings generally incidental to its business as is the case with other companies in the same industry. The LLC is a defendant in a lawsuit brought forth on January 10, 2001 alleging, breach of contract, negligence and conversion. The requested damages amount to approximately $757,000. The lawsuit relates to a law firm retained to perform a closing of a mortgage. The law firm and its attorney received the loan proceeds and then issued a check that was returned for insufficient funds to the plaintiff. The law firm and its attorney have since been unable to make restitution. The LLC is presently seeking recovery for the damages from the lawsuit plus daily interest and other costs from the related law firm and its attorney. The LLC has retained legal counsel to represent it in seeking various legal remedies for the purpose of obtaining recovery of these monies against the law firm and the individual attorney. Counsel has not yet determined the probability of recovery and, accordingly, no provision for the potential loss has been recorded in the financial statements of the LLC or indirectly by the Company.

                The Company and the LLC believe that the legal remedies sought for recovery and their insurance policies will ultimately cover the potential liability should it occur.

                Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the opinion of the Company's management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the financial statements of the Company.

d)              Investment in affiliate at cost
                -------------------------------

                The Company is committed to funding the LLC in order for the LLC to remain in compliance with various state banking requirements as to its net capital requirements until such time it reaches its expected revenue level thereby becoming self funding. As of December 31, 2000, the Company and United have invested $2,524,285 in the LLC.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 9 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

a)            The 1999 Convertible Preferred Stock

              As part of a private placement made in December of 1999, 38,000 Units were sold to an investor for $380,000, with each Unit consisting of ten shares of Series 2000 Convertible Preferred Stock and ten Convertible Preferred Stockholder's Warrants. The holder of the preferred stock was entitled to receive a dividend of 8% or $.80 per share per annum. The dividend shall be paid, whether or not declared out of funds of the Company whether or not the Company has any earnings and profits. No dividend shall be paid on the Company's common stock or any other series of preferred stock until such dividend on preferred shares was paid in full. Commencing March 1, 2000, the holder could have the shares redeemed at $10 per share within 10 business days following receipt of notice.

              At any time after December 31, 2001, the Company, at its option, could have redeemed the whole of, or from time to time any part of the preferred stock by paying in cash $14.70 per share in addition to all accrued and unpaid dividends.

              Lastly, such preferred shares were convertible after December 31, 1999 at the option of the holder at the lower of $.50 per common share or the average of the bid and asked closing prices for 20 consecutive trading days ending on the day prior to conversion. Accrued and accumulated dividends shall be convertible in the same manner.

              On December 29, 2000, all 38,000 preferred shares and the related accrued dividends, at the request of the holder, were converted to 1,520,000 shares (or 152,000 post split shares) of common stock, which was adjusted to 152,000 shares on February 1, 2001 as a result of the Company's one for ten reverse split of its common stock.

b)            The 2000 Convertible Preferred Stock

              As part of a second private placement during the year ended December 31, 2000, 55,000 Units were sold to an investor for $550,000, with each Unit consisting of ten shares of Series 2000 Convertible Preferred Stock and ten Convertible Preferred Stockholder's Warrants.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 9 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

b)            The 2000 Convertible Preferred Stock (cont'd)
              ---------------------------------------------

              The holder of such preferred stock is entitled to receive a dividend of 8% or $.80 per share per annum. The dividend shall be paid, whether or not declared, out of funds of the Company whether or not the Company has any earnings and profits. No dividend shall be paid on the Company's common stock or any other series of preferred stock until such dividend on these preferred shares have been paid in full. Commencing March 31, 2001, the holder can have the shares redeemed at $10 per share within 10 business days following receipt of notice to the Company. At any time after December 31, 2001, the Company, at its option, may redeem the whole of, or from time to time any part of, the preferred stock by paying $14.70 per share in cash in addition to all accrued and unpaid dividends.

              Lastly, such preferred shares shall be convertible to common stock after December 31, 2000 at the option of the holder at the lower of $.33 per common share or the average of the bid and asked closing prices for 20 consecutive trading days ending on the day prior to conversion. Accrued and accumulated dividends shall be convertible in the same manner.

              On December 29, 2000, all 55,000 preferred shares and the related accrued dividends, at the request of the holder were converted to 2,200,000 shares (or 220,000 post split shares) of common stock, which adjusted to 220,000 shares on February 1, 2001 as a result of a the Company's one for ten reverse split of its common stock.

              As of December 29, 2000, the Company had accrued $58,250 in dividends pursuant to the terms of the convertible preferred stock agreements which were converted in to common stock at the request of the holder as stated above.

NOTE 10 -STOCKHOLDER'S EQUITY

          a)  Issuance of common stock
              --------------------------

              During the year ended December 31, 1999, the Company issued an aggregate of 2,345,606 shares (or 234,561 post split shares) of its common stock in connection with certain private offering memorandums and private sales of unregistered securities yielding net proceed of $842,036 after certain offering costs.

              During the year ended December 31, 1999, the Company issued an aggregate of 220,000 (or 22,000 post split shares) of its common stock in consideration for legal fees and marketing services. Accordingly, in connection with such issuances, the Company recorded legal fees and marketing expenses of $100,000 and $10,000, respectively.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 10 - STOCKHOLDER'S EQUITY (cont'd)

a)            Issuance of common stock (cont'd)
              ---------------------------------

              On October 5, 2000, the Company filed a Form S-8 Registration Statement in connection with a newly established Consultants Compensation Plan (the "Plan"). Pursuant to the Plan, the Company registered a total of 500,000 (or 50,000 post split shares) of its common stock. The Company issued 328,000 (or 32,800 post split shares) of such shares for the settlement of $82,000 of accounts payables and accrued expenses of the Company and issued 120,000 (or 12,000 of post split shares) such shares as payment for a $30,000 debt of the LLC.

              During 2000, the Company issued 3,500 or (350 post split shares) shares of its common stock for services rendered which were valued at $1,750, which have been charged to operations.

              During October 2000, in a private placement transaction, the Company sold 700,000 (or 70,000 post split shares) shares of its common stock yielding proceeds of $175,000. During November 2000, in a private placement transaction, the Company sold 50,000 (or 5,000 post split shares) shares of common stock to an individual yielding proceeds of $25,000. A substantial portion of the proceeds received from the sale of common stock has been invested in to the LLC.

b)            Sale of units
              -------------

              During the year ended December 31, 2000, the Company sold in two separate private placements certain units consisting of a combination of unregistered common stock and warrants. A substantial portion of the proceeds received from the sale of units was invested in the LLC.

              i) As part of the first private placement made on or about August 2, 2000, 100,000 Units were sold for $50,000 to an individual, with each Unit consisting of one share of the Company's Common Stock, and one "2000-A" Common Stock
                     Purchase Warrant (see note 10c for warrant terms). Post split effect is 10,000 shares of Common Stock and 10,000 Warrants.

              ii) As part of a second private placement made on or about December 8, 2000, 80,000 Units were sold for $80,000 to three investors, with each Unit consisting of four shares of the Company's Common Stock and two "2000-B" Common Stock Purchase Warrants (see note 10c for terms of warrants).Post split effect is 32,000 shares of Common Stock and 16,000 Warrants.


c)            Warrants

              Series 1999 Convertible Preferred Stockholders Warrants

              As part of a private placement made in December of 1999, 38,000 Units were sold to an investor, with each Unit consisting of ten shares of Series 1999 Convertible Preferred Stock and ten Convertible Preferred Stockholder's Warrants. Each 1999 Convertible Preferred Stockholder's Warrant is convertible into one share of the Company's common stock.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 10 - STOCKHOLDER'S EQUITY (cont'd)

c)           Warrants (cont'd)
             -----------------

             The exercise price was $.50 per share and the exercise period begins on the date of issuance and expired on December 31, 2004. Pursuant to an agreement to convert all preferred stock in to common stock the terms of the warrant were amended in December 2000 to an exercise price of $.25 per share and the exercise period extended to December 31, 2005. A total of 380,000 Series 1999 Convertible Preferred Stockholder's Warrants were issued, and as a result of the Company's one for ten reverse stock split, that outstanding total has been adjusted to 38,000 and the exercise price to $2.50.

             Series 2000 Convertible Preferred Stockholders Warrants

             As part of another private placement made in December of 1999, 55,000 Units were sold to an investor, with each Unit consisting of ten shares of Series 2000 Convertible Preferred Stock and ten Convertible Preferred Stockholder's Warrants. Each 2000 Convertible Preferred Stockholder's Warrant is convertible into one share of the Company's Common stock. The exercise price was $.50 per share and the exercise period begins on the date of issuance and expired on December 31, 2004. Pursuant to an agreement to convert all preferred stock in to common stock, the terms of the warrant were amended in December 2000 to an exercise price of $.25 per share and the exercise period extended to December 31, 2005. A total of 550,000 Series 2000 Convertible Preferred Stockholder's Warrants were issued, and as a result of the Company's one for ten reverse stock split, that outstanding total has been adjusted to 55,000 and the exercise price to $2.50.

             Common Stock Purchase Warrants

             As part of three separate private placements, Common Stock Purchase Warrants were issued as part of Units sold. (See Note
             10b)

             2000-A Common Stock Purchase Warrants

             In August of 2000, the Company authorized the issuance of 250,000 "2001-A" Common Stock Purchase Warrants. Each 2000-A Common Stock Purchase Warrant is convertible into one share of the Company's Common stock. The exercise price is $.50 per share and the exercise period begins on the date of issuance and expires on August 2, 2002. A total of 100,000 Series "2001 -A" Common Stock Purchase Warrants were issued. As a result of the one for ten reverse stock split effectuated by the Company on February 1, 2001, the 100,000 "2000-A" Warrants have been adjusted to 10,000 Warrants and the exercise price to $5.00.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 10 - STOCKHOLDER'S EQUITY (cont'd)

c)       Warrants (cont'd)
         -----------------

         2000-B Common Stock Purchase Warrants

         In December of 2000, the Company authorized the issuance 800,000 of "2000-B" Common Stock Purchase Warrants. Each 2000-B Common Stock Purchase Warrant is convertible into one share of the Company's common stock. The exercise price is $.25 per share and the exercise period begins on the date of issuance, and expires on December 30, 2005. A total of 160,000 Series "2001 -B" Common Stock Purchase Warrants were issued. As a result of the one for ten reverse stock split effectuated by the Company on February 1, 2001, the 160,000 "2000-B" Warrants have been adjusted to 16,000 Warrants and the exercise price to $2.50.

d)       Stock Split
         -----------

         On December 29, 2000, the Company's Board of Directors resolved to reverse split the Company's issued and outstanding Common Stock on a one for ten basis (1:10). The effective date was February 1, 2001. The financial statements at December 31, 2000 have been retroactively adjusted for this reverse stock split.

NOTE 11 - RELATED PARTY TRANSACTIONS

  a)          Exclusive Telemarketing Agreement
              ---------------------------------

              On August 12, 1998, United entered into an Exclusive Telemarketing Agreement ("Telemarketing Agreement") with the LLC whereby United is the exclusive telemarketing agent for the LLC until it acquires the remaining interest in the LLC. As for consideration for performing telemarketing services for the LLC, the LLC will pay United an hourly rate for its telemarketing services. For the year ended December 31, 1999, United generated telemarketing income amounting to $132,240. The Company discontinued such services effective July 1, 2000.

 b)           Exclusive Loan Processing Agreement
              -----------------------------------

              On August 12, 1998, United entered into an Exclusive Loan Processing Agreement ("Processing Agreement") with the LLC whereby United is the exclusive processing service for the LLC until it acquires the remaining interest in the LLC.

              As consideration for performing processing services for the LLC, the LLC will pay United a processing fee for each loan processed. For the years ended December 31, 2000 and 1999, United generated loan processing fee income amounting to $18,000 and $64,800, respectively. The Company discontinued such services effective July 1, 2000.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 11 - RELATED PARTY TRANSACTIONS (cont'd)

c)            Rent Expense
              ------------

              For the years ended December 31, 2000 and 1999, pursuant to the Telemarketing and Processing Agreements, United paid $26,000 and $130,000, respectively, to the LLC for rent in connection with the space utilized in performing telemarketing and processing services. The Company discontinued such services effective July 1, 2000.

d)            Payroll Reimbursement
              ---------------------

              For the year ended December 31, 2000, the Company has reimbursed the LLC $51,750 for allocable salary costs.

e)            Due to related parties
              ----------------------

              Based on the related  party  transactions  listed above the amount
              due to related  parties  as of  December  31,  2000  amounted   to
              $70,554.

NOTE 12 - PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

             The following pro forma information presents in a condensed format the Company's balance sheet as of December 31, 2000 and statement of operations for the years ended December 31, 2000 and 1999 as if the acquisition of the LLC by United was consummated and considered in effect as of January 1, 1998:
                                                  Pro forma
                                                  balance sheet at
                                                  December 31, 2000
                                                  -----------------

               Total assets                       $       3,114,894
                                                  =================
               Total liabilities                  $       3,026,379
                                                  =================
               Total stockholders' equity         $          88,515
                                                  =================


                                    Pro forma                 Pro forma
                              Statement of operations   Statement of operations
                                for the year ended        for the year ended
                                December 31, 2000         December 31, 1999
                                ------------------     ------------------------


              Total income        $ 1,293,397               $   531,778
                                  -----------               -----------
              Total expenses      $ 2,337,992               $ 1,745,386
                                  -----------               -----------
              Net loss            $(1,044,595)              $(1,213,608)
                                  ===========               ===========

              This pro forma information regarding the Company's balance sheet and statement of operations has been presented for disclosure purposes and does not purport to be indicative of the Company's financial position and results of operations which would have actually resulted had the acquisition of the LLC occurred as of January 1, 1998.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 13 - SUBSEQUENT EVENTS (UNAUDITED)

             Sale of Common Stock
             --------------------

             In March of 2001, the Company authorized the issuance of 200,000 "2001-A" Common Stock purchase Warrants. As part of a private placement made to three investors, the Company sold 50,000 Units for $200,000, with each Unit consisting of four shares of the Company's Common Stock and three "2001-A" Common Stock Purchase Warrants.

             Each 2001-A Common Stock Purchase warrant is convertible into one share of the Company's Common stock. The exercise price is a $1.25 per share and exercise period begins on the date of issuance, and expires on December 30, 2005. These issuances are considered exempt by the Company under Section 4(2) of the Securities Act.

             Common Stock Issued For Service
             -------------------------------

             In January 2001, the Company's President/Chief Executive Officer and a Director/Officer were issued an aggregate of 31,250 post split shares of common stock as compensation.

             In March 2001, 55,000 shares were issued to consultants in exchange for services. This issuance was considered exempt by reason of Section 4(2) of the Securities Act. Also, on that date, the Company issued 1,000 shares to an investor in exchange for services.

             In March 2001, the Company issued 6,000 shares (post-split) to legal counsel in exchange for legal services. This issuance was considered exempt by reason of Section 4(2) of the Securities Act.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 13 - SUBSEQUENT EVENTS (UNAUDITED) (cont'd)

             Employment Agreements
             ---------------------

             An employment  agreement  with the  President  and Chief  Executive
             Officer of the Company, provides for an annual base salary, a discretionary bonus and annual stock options based upon achievement of various performance and profitability targets. The agreement has an initial term of 3 years and will automatically renew for additional one-year terms, provided that either party may terminate the agreement upon 12-months prior notice. The agreement contains certain covenants not to compete for a period ending on the later of the first anniversary of the termination of his employment and April 1, 2004. If (i) the Company terminates the agreement for any reason other than for cause or upon his disability, (ii) he terminates his employment for good reason, or (iii) in connection with or following a change in control, his position is eliminated or he no longer serves as our Chief Executive Officer with power, authority and responsibility attendant to such office, then the Company must pay an agreed upon lump sum payment as well as provide for full vesting of all stock.

             The Company also has an agreement with a Director of the Company that provides for a nominal directors compensation and annual stock options based upon achievement of various Company performance goals and an agreement to serve on the Board of directors for an initial term of three years and will automatically renew for additional one-year terms, provided that either party may terminate the agreement upon 12-months prior notice. The agreement contains certain covenants not to compete for a period ending on the later of the first anniversary of the termination of his employment and April 1, 2004. . If (i) the Company terminates the agreement for any reason other than for cause or upon his disability, (ii) he terminates his Directorship for good reason, or (iii) in connection with or following a change in control, his position is eliminated or he no longer serves as a Director with power, authority and responsibility attendant to such office, then the Company must an agreed upon lump sum payment as well as full vesting of all stock.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Massella, Tomaro & Co., LLP audited our financial statements for the calendar years ended December 31, 2000 and 1999. There have been no disagreements with our accountants and there have been no disagreements with respect to any matter of accounting principles or practices, financial statements disclosure or auditing scope of procedures.

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


Directors and Executive Officers of Premier Mortgage Resources, Inc.
--------------------------------------------------------------------
Name                         Age         Position
----                         ---         --------
Joseph A. Cilento            47          President, CEO, Director

Donald S. Wilen*             64          Director



Directors and Executive Officers of United National, Inc.
---------------------------------------------------------
Name                         Age         Position
----                         ---         --------

Joseph A. Cilento            47          President, CEO, Director

Donald S. Wilen*             64          Director



Directors and Executive Officers of United National Mortgage, LLC.
------------------------------------------------------------------
Name                         Age         Position
----                         ---         --------

Joseph A. Cilento            47          President, CEO, Director

Donald S. Wilen*             64          Director

* For the last fiscal year ended December 31, 1999, Donald S. Wilen served as CEO and President through December 1999. Joseph A. Cilento joined the
     Company in July 1999 and has held the officer's positions of CEO and President since January 2000.


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

DONALD S. WILEN is Director of Premier Mortgage Resources, Inc. and United National, Inc. and Managing Member and Director of United National. Mortgage, LLC. He is an attorney and Certified Public Accountant, receiving his B.S. in Accounting from Brooklyn College in 1958 and his C.P.A. certification in 1964. He is licensed as a C.P.A. in New York. In 1968, Mr. Wilen received an MBA from Baruch College, and in 1978, he received a J.D. from Brooklyn Law School. Since 1979, Mr. Wilen has been a member of the Bar of the State of New York.

Mr. Wilen is no longer involved in the day to day business of the Company.

From 1983 to 1997, Mr. Wilen was a senior partner in the CPA firm Wilen, Klapper & Glassman, and President of Tara Mortgage Inc. He has been a columnist for NATIONAL MORTGAGE PRESS since 1997.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. On or about April 6, 2001 Donald Wilen filed a Form 5 disclosing the transfer of his 377,778 shares of Common Stock to his wife. Also, on or about April 6, 2001, Mr. Wilen filed Form 5 disclosing the Company's issuance to him of 62,500 (adjusted to 6,250 post split) shares of Common Stock.

On December 29, 2000, Richard Rozzi converted his Series 2000 Convertible Preferred Stock into 4,220,000 shares of our Common Stock, and filed a Form 3 disclosing that conversion with the SEC on that date.

Mr. Joseph Cilento was issued 250,000 shares in January of 2001, which has been adjusted to 25,000 shares as a result of our 1:10 reverse stock split. Mr. Cilento filed a Form 5, on or about April 6, 2001, with the SEC for that issuance. Mr. Cilento was not a beneficial owner of any securities in 2000.


ITEM 10.  EXECUTIVE COMPENSATION

Currently, our Directors are not compensated for their services, although their expenses in attending meetings are reimbursed.



Compensation of Directors

We did not compensate our Directors for their services in 2000.

Compensation of Management


                        Title                2000        1999        1998
                        -----               ------       -----       -----
Joseph Cilento(2)    President, CEO        $36,000*      $21,400       N/A

Donald Wilen(1)*     Director                  -0-      $ 6,500         -0-

(1)  In 1998 and 1999,  Mr. Wilen received an annual salary of $32,500 from UNM.

(2)  Mr. Cilento's annual salary of $146,000 is paid by UNM.

* For the fiscal year ended December 31, 1999, Donald S. Wilen served as CEO and President through December, 1999. Joseph A. Cilento joined the Company in July of 1999 and has held the officer's positions of CEO and President since January 2000.


Stock Option Plan

We are completing an Incentive Stock Option Plan for employees and management, and in that plan will allocate up to 2,000,000 shares of Common Stock for issuances to employees and management. None of the named persons has received stock options or other such non-cash compensation.

Employment Agreement

An employment agreement with the President and Chief Executive Officer of the Company, provides for an annual base salary, a discretionary bonus and annual stock options based upon achievement of various performance and profitability targets. The agreement has an initial term of 3 years and will automatically renew for additional one-year terms, provided that either party may terminate the agreement upon 12-months prior notice. The agreement contains certain covenants not to compete for a period ending on the later of the first anniversary of the termination of his employment and April 1, 2004. If (i) the Company terminates the agreement for any reason other than for cause or upon his disability, (ii) he terminates his employment for good reason, or (iii) in connection with or following a change in control, his position is eliminated or he no longer serves as our Chief Executive Officer with power, authority and responsibility attendant to such office, then the Company must pay an agreed upon lump sum payment as well as full vesting of all stock.

The Company also has an agreement with a Director of the company that provides for a nominal director's compensation and stock options based upon achievement of various performance goals and an agreement to serve on the Board of directors for an initial term of three years and will automatically renew for additional one-year terms, provided that either party may terminate the agreement upon 12-months prior notice. The agreement contains certain covenants not to compete for a period ending on the later of the first anniversary of the termination of his employment and April 1, 2004. . If (i) the Company terminates the agreement for any reason other than for cause or upon his disability, (ii) he terminates his Directorship for good reason, or (iii) in connection with or following a change in control, his position is eliminated or he no longer serves as a Director with power, authority and responsibility attendant to such office, then the Company must pay an agreed upon lump sum payment as well as full vesting of all stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL SHAREHOLDERS

The following table sets forth, as of April 2, 2001, information regarding the beneficial ownership of shares of our Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. As of February 2, 2001, we effectuated a 10 for one reverse split of our Common Stock, and the numbers shown below reflect that spit. On April 2, 2000 there were 1,257,714 shares issued and outstanding of record, including the shares which are the subject of the litigation attempting to cancel them.

                                         SHARES OF
NAME & ADDRESS OF                        COMMON STOCK       PERCENTAGE
BENEFICIAL OWNERS                        (Post Split)       AS OF 4/2/01(1)
-----------------                         --------          ---------------

Joseph Cilento                              25,000                1.99%
280 Windsor Highway
New Windsor, NY 12553

Donald S. Wilen                             44,028(2)             3.5%
280 Windsor Highway
New Windsor, NY 12553

Richard Rozzi                              447,000(3)            35.54%
86 Pancake Hollow Road
Highland, NY 12528

Ronald Shapss                               80,000                6.36%


Rennell Trading Corp.                      100,000                7.95%


All Executive Officers and Directors
as a group (2 persons)                      69,028                5.49%

-----------------------------------

(1) Based upon 1,257,714 shares issued and outstanding on April 2, 2001, which total includes the 58,333 shares subject to litigation in which we are seeking to cancel such shares. This does not include Series 1999 Convertible Preferred Stockholder's Warrants exercisable to purchase 93,000 (post-split) shares of Common Stock (expiration date (12/31/05); nor does it include Common Stock Purchase Warrants exercisable to purchase 176,000 shares of our Common Stock exercisable according to the following schedule:


                                  Warrants
               Series            (post -split)   Expiration Date
               ------           -----------      ---------------
                 2000-A            10,000            8/2/02
                 2000-B            16,000           12/30/05
                 2001-A           150,000           12/30/05

           Total Warrants         176,000

(2) This total includes 37,778 (post 1:10 split) shares that Donald Wilen transferred to his wife. Laura Shapiro, in September of 2000, of which Mr. Wilen may still have beneficial ownership.
(3) This does not include Series 1999 Convertible Preferred Stockholder's Warrants exercisable to purchase 93,000 shares of Common Stock at an exercise price of $2.50 per share (expiration date 12/31/05); nor does it include Series 2000 Convertible Preferred Stockholder's Warrants exercisable to purchase 15,000 shares of Common Stock at an exercise price of $2.50 per share expiration date December 31, 2005). It also does not include the following Common Stock Purchase Warrants: 10,000 "2000-A" Warrants each exercisable to purchase one share of Common Stock at a price of $5.00 per share; 16,000 "2000-B" Warrants each exercisable to purchase on share of Common Stock at $2.50 per share; and 150,000 "2001-A" Warrants each exercisable to purchase one share of Common Stock at $2.50 per share. Expiration dates for Common Stock Purchase Warrants are provided in the "Warrants" table above.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 22, 1998, Donald S. Wilen, now the Company's Director, agreed to exchange his ownership of United National, Inc. for 377,778 (post 1:6 split) shares of the Company's Common Stock, giving him operational control. A written Plan of Reorganization was entered into on June 9, 1998, providing for the exchange by Mr. Wilen of his 100 shares of capital stock of United National, Inc. for the 377,338 (post-split) shares of the Company's Common Stock in a tax-free stock-for-stock exchange under Section 358(a)(1)(B) of the Internal Revenue Code. United National, Inc. is the owner of a 2% interest in United National Mortgage, LLC, a mortgage banker. The other 98% interest is owned by Donald S. Wilen who has agreed that, upon approval by the New York State
Department of Banking of the required licenses, he will transfer such 98% interest without further payment.

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

In August 1999 we made an offering of 1,100,000 shares of our Common Stock to approximately 15 accredited investors under Rule 505 of Regulation D at an offering price of $0.50 per which was fully subscribed. This issuance was considered exempt under Section 4(2) of the Securities Act, Section 3(b) of the Securities Act and Rule 505 of Regulation D promulgated thereunder.

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

At various times between October 8, 1999 and November 31, 1999 we issued 400,000 shares of Common Stock to 11 entities in exchange for services. These issuances were considered exempt under Section 4(2) of the Securities Act.

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

On October 5, 2000, the Company filed a Form S-8 Registration Statement in connection with a newly established Consultants Compensation Plan (the "Plan"). Pursuant to the Plan, the Company registered a total of 500,000 shares of its common stock. We issued 448,000 shares pursuant to the plan to consultants for the purpose of settling certain accounts payables and accrued expenses and a portion of the debts of the LLC which totaled $112,000. This issuance as properly filed with the Securities and Exchange Commission on Form S-8 in accordance with the Securities Act of 1933.

Also during October 2000, we sold 700,000 shares of our Common Stock pursuant to a private placement yielding net proceeds of $175,000 whereby a substantial portion of the proceeds was invested in the LLC. This issuance was considered exempt by reason of Section 4(2) of the Securities Act.

On December 29, 2000, the Company's Board of Directors resolved to reverse split the Company's issued and outstanding Common Stock on a one for ten basis (1:10). The effective date was February 1, 2001.

On  January  31,  2001,  the  Company  issued  to  its   President/CEO  and  its
Vice-President 31,250 post split shares.

On March 1, 2001 55,000 shares were issued to financial consultants in exchange for services. This issuance was considered exempt by reason of Section 4(2) of the Securities Act. Also, on that date, we issued 1,000 shares to a consultant in exchange for his marketing services.

On March 20, 2001, we issued 6,000 shares (post-split) to our legal counsel in exchange for legal services. This issuance was considered exempt by reason of
Section 4(2) of the Securities Act.

In December of 2000, we sold 80,000 units to three investors pursuant to a private placement, each Unit consisting of four shares of Common Stock and 2 Common Stock Purchase Warrants, each exercisable to purchase one share of common stock at $0.25 per share, with such warrants expiring on December 31, 2005. These issuances are considered exempt by reason of Section 4(a) of the Securities Act of 1933.

Also in March of 2001, we sold 50,000 units in a private placement to three individuals for total proceeds of $200,000. That private placement was for the sale of Units, with each Unit consisting of four shares of our Common Stock and three 2001-A Common Stock Purchase Warrants at $4.00 per Unit. We consider these issuances to be exempt by reason of Section 4(2) of the Securities Act.

There are presently 84 shareholders of the Company.

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

*3.7 Articles of Organization of United National Mortgage, LLC, dated October 2, 1996

*3.8 Certificate Of Amendment to Articles of Organization of United National Mortgage, LLC, dated February 3, 1998

*3.9   Operating Agreement of United National Mortgage, LLC, dated July 1, 1996

*3.10  LLC Interest Acquisition Agreement

*3.11  Preferred Stock Designation, Series 1999

*3.12  Preferred Stock Designation, Series 2000


3.14   Amendment to Preferred Stock Designation, Series 1999

3.15   Amendment to Preferred Stock Designation, Series 2000

*10.1  Reorganization Agreement, dated July 2, 1998

*10.2  Agreement to Sell Stock, dated April 22, 1998

*10.3  Indemnification Agreement with Donald Wilen

*10.4  Indemnification Agreement with Joseph Cilento

*21.1  Subsidiaries of Registrant



 *Previously filed with Form 10-SB

A Current Report on Form 8-K was filed with the SEC on February 16, 2000. Also, on January 31, 2001, a Current Report was filed with the SEC. Both of these reports can be accessed on the Edgar Database.

                                  SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Premier Mortgage Resources, Inc.
                                 --------------------------------
                                 (Registrant)

Date: April 6, 2001           /s/ Joseph Cilento
     -----------------       -------------------------------------------
                                  Joseph Cilento, President


                              /s/ Joseph Cilento
                            -------------------------------------------
                                Joseph Cilento, CFO