Form 10QSB
period 2001-03-31
PREMIER MORTGAGE RESOURCES INC
filed 2001-05-21
CIK 1063103

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      Quarterly report under Section 13 or 15(d) of the Securities Exchange
                Act of 1934 for the quarter period ended 3/31/01

         [ ] Transitional report under Section 13 or 15(d) of Exchange A
                       For the quarter period ended: (n/a)

                         Commission File number 0-27987

                        Premier Mortgage Resources, Inc.
                 (Name of Small Business Issuer in its charter)

             Nevada                                   88-0343833
(State of other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

  280 Windsor Highway  New Windsor, NY                        12553
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number        (845) 561-7770

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 3/31/01 1,257,714

Transitional Small Business Disclosure Format (Check one) Yes [] No [x]

TABLE OF CONTENTS

                           PART I FINANCIAL STATEMENTS

Item 1     Financial Statements                                             2

Item 2     Management's Discussion and Analysis or Plan of Operation       12

                            PART II OTHER INFORMATION

Item 1     Legal Proceedings                                               16
Item 2     Changes in Securities                                           16
Item 3     Default upon Senior Securities                                  16
Item 4     Submission of Matters to a Vote of Security Holders             16
Item 5     Other Information                                               16
Item 6     Exhibits and Reports on Form 8-K                                17

ITEM I            FINANCIAL STATEMENTS


                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




                                                                     Page
                                                                    number

Consolidated balance sheets at March 31, 2001
(unaudited) and December 31, 2000                                     F-1

Consolidated statements of operations for the three months
ended March 31, 2001 and 2000 (unaudited)                             F-2

Consolidated statement of stockholders' equity for the three
months ended March 31, 2001 (unaudited)                               F-3

Consolidated statements of cash flows for the three months
ended March 31, 2001 and 2000 (unaudited)                             F-4

Notes to consolidated financial statements (unaudited)            F-5 - F-14

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                       ASSETS
                                       ------

                                                                         March 31,
                                                                          2001        December 31,
                                                                       (unaudited)       2000
                                                                      -----------    -----------
Current assets:
  Cash                                                                $     2,677    $     1,004
                                                                      -----------    -----------
   Total current assets                                                     2,677          1,004
                                                                      -----------    -----------

Investment in affiliate, at cost                                        2,729,285      2,524,285
                                                                      -----------    -----------
   Total assets                                                       $ 2,731,962    $ 2,525,289
                                                                      ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Current liabilities:
  Accrued expenses                                                    $   108,966    $   113,946
  Due to related parties                                                  114,770         70,554
  Note payable                                                             50,000         50,000
                                                                      -----------    -----------
      Total current liabilities                                           273,736        234,500
                                                                      -----------    -----------

Redeemable, cumulative preferred stock                                        -              -
                                                                      -----------    -----------
Commitments and contingencies (Note 6)                                        -              -
                                                                      -----------    -----------

Stockholders' equity:
  Preferred stock - $.001 par value, 10,000,000 shares
  authorized, -0- shares issued and outstanding                               -              -
  Common stock - $.001 par value, 50,000,000 shares authorized,
  1,257,679 and 964,429 shares issued and outstanding, respectively         1,257            964
  Additional paid-in capital                                            3,441,906      3,086,949
  Accumulated deficit                                                    (984,937)      (797,124)
                                                                      -----------    -----------
    Total stockholders' equity                                          2,458,226      2,290,789
                                                                      -----------    -----------

Total liabilities and stockholders' equity                            $ 2,731,962    $ 2,525,289
                                                                      ===========    ===========



     See accompanying notes to consolidated financial statements (unaudited)

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)




                                                                      2001           2000
                                                                  -----------    -----------

Income- Related Party                                             $       -      $     9,000
                                                                  -----------    -----------

Expenses:
  Selling, general, and administrative expenses                      (187,813)        18,690
  Selling, general, and administrative expenses - related party           -           38,875
                                                                  -----------    -----------
     Total expenses                                                  (187,813)        57,565
                                                                  -----------    -----------

Loss from operations before interest expense and
  provision for income taxes                                         (187,813)       (48,565)

Interest expense                                                          -            2,000
                                                                  -----------    -----------

Loss before provision for income taxes                               (187,813)       (50,565)

Provision for income taxes                                                -              -
                                                                  -----------    -----------

Net (loss)                                                           (187,813)       (50,565)

Other items of comprehensive income                                       -              -
                                                                  -----------    -----------

Comprehensive net (loss)                                          $  (187,813)   $   (50,565)
                                                                  ===========    ===========
Basic:
    Net (loss)                                                    $      (.18)   $      (.14)
                                                                  ===========    ===========
Weighted average number of
 common shares outstanding                                          1,047,735        363,054
                                                                  ===========    ===========





           See accompanying notes to consolidated financial statement

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

                                                                          Additional                                  Total
                                               Common Stock               paid-in              Accumulated       Stockholders'
                                          Shares            Amount        Capital                Deficit            Equity
                                    --------------    ---------------   -------------        ---------------    -----------------
Balances at December 31, 2000              964,429    $           964   $   3,086,949       $      (797,124)   $        2,290,789

Issuance of common stock in
  lieu of consideration for
  services rendered to the
  Company                                   62,000                 62         123,938                     -               124,000

Issuance of common stock in
  lieu of consideration for
  officers' compensation rendered
  to the Company                            31,250                 31          31,219                     -                31,250

Sale of common stock in
  connection with private offering
  memorandum                               200,000                200         199,800                     -               200,000

Net loss for the three months
  ended March 31, 2001                           -                  -               -              (187,813)             (187,813)
                                    --------------    ---------------   -------------        ---------------    -----------------

Balances at March 31, 2001               1,257,679    $         1,257   $   3,441,906        $     (984,937)    $       2,458,226
                                    ==============    ===============   =============        ===============    =================




           See accompanying notes to consolidated financial statement

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)



                                                              2001        2000
                                                           ---------    ---------
Cash flows from operating activities:

   Net (loss)                                              $(187,813)   $ (50,565)
   Adjustments to reconcile net (loss) to net
    cash used for operating activities:
       Officers' contribution                                    -         10,000
     Issuance of common stock for services                   124,000        1,750
     Issuance of common stock for officers' compensation      31,250          -
    Increase (decrease) in:
       Accrued expenses                                       (4,980)       3,000
                                                           ---------    ---------
Net cash used for operating activities                       (37,543)     (35,815)
                                                           ---------    ---------

Cash flows from investing activities:

   Investment in affiliate                                  (205,000)    (250,000)
                                                           ---------    ---------
Net cash used for investing activities                      (205,000)    (250,000)
                                                           ---------    ---------

Cash flows from financing activities:

   Proceeds from sale of preferred stock                         -        250,000
   Sale of common stock in connection with
     private placement                                       200,000          -
   Advances from related parties                              44,216       37,712
                                                           ---------    ---------
Net cash provided by financing activities                    244,216      287,712
                                                           ---------    ---------

Net increase in cash                                           1,673        1,897
Cash, beginning of period                                      1,004          250
                                                           ---------    ---------

Cash, end of period                                        $   2,677    $   2,147
                                                           =========    =========

Supplemental disclosure of non-cash flow information:
Cash paid during the year for:

         Interest                                          $            $      -
                                                           =========    =========


           See accompanying notes to consolidated financial statement

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 1 -  NATURE OF BUSINESS

          The Company

          Premier Mortgage Resources, Inc. (the "Company") was incorporated in the State of Nevada on August 17, 1995 under the name "Mortgage Resources, Inc." The name of the Company was changed on August 20, 1997 to its current name. Until the acquisition of United National, Inc. ("United") in June 1998, the Company had no operations. The Company acquired United during June 1998 in order to commence operations in the mortgage banking industry. The Company currently is a holding company providing services and financing to our subsidiary United National, Inc. United National, Inc. owns a 2% interest in United National Mortgage, ("LLC") which offer's mortgage banking.

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

          Stock Split

          On December 29, 2000, the Company's Board of Directors resolved to reverse split the Company's issued and outstanding Common Stock on a one for ten basis (1:10). The effective date was February 1, 2001. The financial statements at December 31, 2000 have been retroactively adjusted for this reverse stock split.

          United

          United was incorporated in the State of Nevada on November 21, 1997. Since the date of incorporation and through August 1998, United had limited operations. For the period August 1998 to July 1, 2000, United performed loan processing and telemarketing services for United National Mortgage, LLC. ("LLC"). As of March 31, 2001 United owns approximately 2% interest in the LLC which is accounted for under the cost method.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 1 -  NATURE OF BUSINESS (cont'd)

          LLC

          The LLC is a limited liability company whereby an officer of the Company owns approximately 98% as of March 31, 2001. The Company currently has an option to purchase the remaining 98% interest from this officer subject to the approval by New York State Banking Department. The LLC is a licensed mortgage banker in approximately 13 states which primarily originates conforming conventional loans, and sells those loans to investors, with servicing rights released. The intent of the Company is to execute its option and have the LLC become a wholly owned subsidiary in order to enter the mortgage banking industry.

NOTE 2 -  INTERIM RESULTS AND BASIS OF PRESENTATION

          The unaudited consolidated financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Items 303 and 301(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2001 and the results of our operations and cash flows for the three month periods ended March 31, 2001 and 2000. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2000 as included in our report on Form 10-KSB.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 3 -  INVESTMENT IN AFFILIATE, AT COST

          On July 29, 1998, United entered into a LLC Interest Acquisition Agreement (the "LLC Acquisition Agreement") with the Company's former President whereby for an initial $508,000 it acquired a 1% interest in the LLC and the option to acquire the remaining 99% interest in the LLC as follows; 1% based on required capital by the LLC in order to remain in compliance with its net capital requirements with various state banking laws until it reaches its expected level of revenues sufficient to maintain its capital requirements and the remaining 98% (which is contingent upon obtaining approval from the New York Banking Department) for nominal consideration. As of March 31, 2001, United has a 2% interest in the LLC and has invested an aggregate of $2,729,285 into the LLC based on the above agreement.

NOTE 4 -  LOAN PAYABLE

          During March 1998, an outside third party loaned United $50,000 bearing interest at 12% per annum. The loan is due on demand and no formal terms have been established. As of March 31, 2001, the loan remains unpaid. The Company has accrued interest on the loan to date amounting to $19,117 as of March 31, 2001.

NOTE 5 -  CONVERTIBLE NOTES PAYABLE

          Prior to the Company's reorganization, United issued convertible promissory notes amounting to $458,000 that bear interest at 12% per annum. Pursuant to the reorganization, the Company assumed $358,000 of such convertible promissory notes which were subsequently converted into approximately 59,667 shares of it's common stock as of December 31, 1998.

          The remaining $100,000 notes were repaid during April 1999 by United. To date the Company has accrued interest on the notes amounting to $40,929 as of March 31, 2001 for which no demand for repayment has occurred.

NOTE 6  - COMMITMENTS AND CONTINGENCIES

     a)   Advertising and Corporate Relations Agreements

          On March 13, 1998, United entered into agreements for public relations and advertising services with Gulf Atlantic Publishing, Inc ("Gulf Atlantic") and Corporate Relations Group, Inc. ("Corporate
          Relations"). The agreements were for a period of twelve months and included certain marketing products such as mailings, press releases and posting to websites, along with distributing due diligence packages to all inquiring brokers and setting up shows for advertising purposes. As consideration for such services, the Company agreed to sell 19,956 free trading shares of common stock for a total of $30,000. The Company considers these agreements terminated (See Note 6(c) below for pending litigation).

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 6 - COMMITMENTS AND CONTINGENCIES (cont'd)

     b)   Introduction Agreement

          On March 17, 1998, United entered into an Introduction Agreement with Select Media Ltd. Corp. ("Select Media") in connection with its efforts to obtain loans to fund United's operations. The agreement stipulated that Select Media would provide United with names and introductions for the purpose of allowing United to solicit such individuals for loans. As consideration for such introductions, United agreed to pay Select Media 15% of the amounts borrowed by United and one warrant to purchase stock of the Company for each $1 of funds loaned to United. The Company considers these agreements terminated (See Note 6(c) below for pending litigation).

     c)   Pending Litigation

          i) During 1998, the Company's previous transfer agent issued 58,333 shares of common stock to parties discussed in notes 6(a) and 6(b). The Company, during August 1999, filed a formal complaint in the State of Florida whereby the courts granted a temporary restraining order against the individuals and/or entities which received such stock to prohibit the transfer thereof. The Company contended that such shares held by these individuals/entities were wrongfully issued. The Company, based on earlier discussions with the various individuals and entities, submitted an offer to settle whereby the Company would pay approximately $68,000 to such entities. In return for substantially all of the shares in the complaint as well as an exchange of mutual releases by all parties.

               The Company had previously accrued $68,000 which was included in accrued expenses and charged to operations. These settlement discussions were not consummated. As such, in the year ended December 31, 2000, the Company converted the previously recorded liability into equity. The Company has continued to seek the cancellation of such shares. Although the Company has recorded this litigation in equity, it is the Company's belief that they will prevail in a more favorable manner with a substantial portion of the common shares being returned.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 6       -  COMMITMENTS AND CONTINGENCIES (cont'd)

     c)   Pending Litigation (cont'd)


          ii) The LLC is party to various legal proceedings generally incidental to its business as is the case with other companies in the same industry. The LLC is a defendant in a lawsuit brought forth on January 10, 2001 alleging, breach of contract, negligence and conversion. The requested damages amount to approximately $757,000. The lawsuit relates to a law firm retained to perform a closing of a mortgage. The law firm and its attorney received the loan proceeds and then issued a check that was returned for insufficient funds to the plaintiff. The law firm and its attorney have since been unable to make restitution. The LLC is presently seeking recovery for the damages from the lawsuit plus daily interest and other costs from the related law firm and its attorney. The LLC has retained legal counsel to represent it in seeking various legal remedies for the purpose of obtaining recovery of these monies against the law firm and the individual attorney. Counsel has not yet determined the probability of recovery and accordingly, no provision for the potential loss has been recorded in the financial statements of the LLC or indirectly by the Company.

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

     d)   Investment in Affiliate at Cost

          The Company is committed to funding the LLC in order for the LLC to remain in compliance with various state banking requirements as to its net capital requirements until such time it reaches its expected revenue level thereby becoming self funding. As of March 31, 2001, the Company and United have invested $2,729,285 in the LLC.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


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

          On December 29, 2000, all 38,000 preferred shares and the related accrued dividends, at the request of the holder, were converted to 152,000 shares of common stock.

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

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 7 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

     b)   The 2000 Convertible Preferred Stock (cont'd)


          Lastly, such preferred shares shall be convertible to common stock after December 31, 2000 at the option of the holder at the lower of $.33 per common share or the average of the bid and asked closing prices for 20 consecutive trading days ending on the day prior to conversion. Accrued and accumulated dividends shall be convertible in the same manner.

          On December 29, 2000, all 55,000 preferred shares and the related accrued dividends, at the request of the holder were converted to 220,000 shares of common stock.

          As of December 29, 2000, the Company had accrued $58,250 in dividends pursuant to the terms of the convertible preferred stock agreements which were converted in to common stock at the request of the holder as stated above.

NOTE 8 -  STOCKHOLDER'S EQUITY

     a)   Sale of Common Stock

          In March of 2001,  the  Company  authorized  the  issuance  of 200,000
          "2001-A" Common Stock Purchase Warrants. As part of a private placement made to three investors, the Company sold 50,000 Units for $200,000, with each Unit consisting of four shares of the Company's Common Stock and three "2001-A" Common Stock Purchase Warrants.

          Each 2001-A Common Stock Purchase warrant is convertible into one share of the Company's common stock. The exercise price is a $1.25 per share and the exercise period begins on the date of issuance, and expires on December 30, 2005. These issuances are considered exempt by the Company under Section 4 (2) of the Securities Act.

     b)   Issuance of Common Stock for Officers' Compensation

          During the three months ended March 31, 2001, the Company's President/Chief Executive Officer and Director/Officer were issued an aggregate of 31,250 shares of stock as compensation. Accordingly, in connection with such issuances, the Company recorded officers' compensation of $31,250.

     c)   Issuance of Common Stock for Services

          During the three months ended March 31, 2001, the Company issued an aggregate of 62,000 shares of its common stock in consideration of professional fees and consulting services. Accordingly, in connection with such issuances, the Company recorded professional fees of $12,000 and consulting services of $112,000.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 9 - RELATED PARTY TRANSACTIONS

     a)   Exclusive Loan Processing Agreement

          On August 12, 1998, United entered into an Exclusive Loan Processing Agreement ("Processing Agreement") with the LLC whereby United is the exclusive processing service for the LLC until it acquires the remaining interest in the LLC. As consideration for performing processing services for the LLC, the LLC will pay United a processing fee for each loan processed. The Company discontinued such services effective July 1, 2000. For the three months ended March 31, 2001 and 2000, United generated loan processing fee income amounting to $-0-and $9,000, respectively.

     b)   Occupancy and Support Expenses

          For the three months ended March 31, 2001 and 2000, pursuant to the Telemarketing and Processing Agreement, United incurred expenses of $-0- and $38,875, respectively which it pays to the LLC for rent and other support services in connection with the space utilized in performing telemarketing and processing services. The Company discontinued such services effective July 1, 2000

     c)   Due to Related Parties

          Based on the related party transactions listed above and various expenses paid by the LLC, the amount due to related parties as of March 31, 2001 amounted to $114,770.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 10 - PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

          The following pro forma information presents in a condensed format the Company's balance sheet as of March 31, 2001 and the statements of operations for the three months ended March 31, 2001 and 2000 as if the acquisition of the LLC by United was consummated and considered in effect as of January 1, 2000:

                                                         Pro forma
                                                       balance sheet at
                                                        March 31, 2001
                                                       ---------------

           Total assets                                $     5,183,660
                                                       ===============
           Total liabilities                           $     5,035,312
                                                       ===============
           Total stockholders' equity                  $       148,348
                                                       ===============






                                 Pro forma                 Pro forma
                             Statement of operations   Statement of operations
                             for the three months      for the three months
                             ended March 31, 2001      ended March 31, 2000
                           -----------------------    --------------------

           Total income    $           456,270         $      84,799
                           ----------------------      -------------------
           Total expenses  $           751,686         $     415,809
                           --------------------        -------------------
            Net loss       $          (295,416)        $    (331,010)
                           ---------------------       -------------------

          This pro forma information regarding the Company's balance sheet and statements of operations is been presented for disclosure purposes and does not purport to be indicative of the Company's financial position and results of operations which would have actually resulted had the acquisition of the LLC occurred as of January 1, 2000.

NOTE 11 - SUBSEQUENT EVENT (UNAUDITED)

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

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS MARCH 31, 2001 AND 2000
                                   (UNAUDITED)



NOTE 11 - SUBSEQUENT EVENT (UNAUDITED)

          Employment Agreement (cont'd)

          The Company also has an agreement with a Director/Officer of the Company that provides for a nominal directors compensation and annual stock options based upon achievement of various Company performance goals and an agreement to serve on the Board of Directors for an initial term of three years and will automatically renew for additional one-year terms, provided that either party may terminate the agreement upon 12-months prior notice. The agreement contains certain covenants not to compete for a period ending on the later of the first anniversary of the termination of his employment and April 1, 2004. If (i) the Company terminates the agreement for any reason other than for cause or upon his disability, (ii) he terminates his Directorship for good reason, or (iii) in connection with or following a change in control, his position is eliminated or he no longer serves as a Director with power, authority and responsibility attendant to such office, then the Company must an agreed upon lump sum payment as well as full vesting of all stock.

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

Analysis of Premier Mortgage Resources, Inc.

The revenues of the Company, through its subsidiary, United National, Inc., were $ -0- for the first three months of 2001, and $9,000 for the first three months of 2000. These revenues had been derived from the Company's efforts in providing telemarketing and loan processing services for UNM. The decrease in 2001 over 2000 is due to the discontinuance of UNM's telemarketing and processing division. Telemarketing was deemed to be unprofitable and UNM has since begun to emphasize mortgage origination activities toward UNM's retail and wholesale mortgage banking division.

Total expenses for the Company were $187,813 for the first three months of 2001. For the first three months of 2000, total expenses were $59,565. Selling, general and administrative expenses for related party for 2001 decreased over 2000 due to a reduction of expenses associated with the discontinued telemarketing efforts. However, in the first quarter of 2001, the Company recorded expenses of $155,250 which represents the cost associated with the issuance of Premier Common Stock in exchange for advisory services. Premier believes that many of these costs are associated with one-time non-recurring public start-up costs associated with its capital raising efforts and successful efforts to obtain a stock exchange listing.

The Company recorded a net loss of $187,813 for the first three months of 2001 vs. a net loss of $50,565 for the first three months of 2000. The net loss increased due to costs associated with stock issued for services offset by fewer non-recurring costs associated with discontinued operations.

In the first quarter 2001, through issuance of Units in a private placement, the Company raised $200,000 in capital. Each Units in the private placement consisted of four shares of our Common Stock and three 2001-A Common Stock Purchase Warrants and were sold at $4.00 per Unit.

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

     -    Strategic acquisitions of mortgage companies in the industry

Selected Summary Financial Data of United National Mortgage, LLC




                              FIRST QUARTER ENDED 3/31/01       FIRST QUARTER ENDED 3/31/00
                              --------------------------------  ---------------------------

Income Statement Data:

Revenues                        $ 456,270                              $     83,617

Selling, General and

Admin. Expenses                 $ 563,874                              $    348,254

(Loss) Before Income

    Taxes                       $ (107,604)                            $   (258,466)

Comprehensive LOSS              $ (107,604)                            $   (258,466)

Balance Sheet Data:

Cash & Cash Equivalents         $   49,859                             $    139,596

Mortgage Loans

    Held for Sale, Net          $ 4,286,464                            $    189,000

Total Assets                    $ 5,295,751                            $  1,151,771

Warehouse line of

        Credit Payable          $ 4,213,211                            $    188,996

Other Liabilities               $   663,135                            $    607,956

Total Stockholder

       Equity                   $   419,405                            $    362,818

Operating Data:

Total Mortgage

Originations                    $13,743,000                            $  5,000,000


Analysis of Three months ended March 31, 2001 vs. March 31, 2000

Revenues from the sale of mortgages and other income for the first quarter ended March 31, 2001 and March 31, 2000 was $456,270 and $83,617 respectively, representing an increase of $372,653. These revenues are derived from origination fees, discount points, service released premium and ancillary fee income from residential mortgage transactions as well as interest income and rental income. The increase in revenues is attributable to a higher volume of closed loan transactions over the prior year comparable quarter as well as higher average fee income per loan.

Operating expense including warehouse line of credit interest expense was $ 563,874 for the quarter ending March 31, 2001, and $348,254 for the quarter ending March 31, 2000. Operating expenses primarily include commission expense to sales people, payroll and related payroll taxes as well as general and administrative expenses. Commission expense, a variable expense, increased over the comparable quarter of the prior year due to higher closed loan volume. Recurring fixed expenses for salaries, rent and general and administrative expenses decreased due to UNM's cost reductions implemented in 2000. These reductions were partially offset by non-recurring costs associated with curtailed or closed operations due to the previously announced restructuring of UNM's business.

The net loss for the first three months ended March 31,2001 was $107,604 vs. a loss for the three months ended March 31, 2000 of $258,466. The decrease in loss is due to the cumulative effect of enhanced revenues and reduced recurring expenses associated with the company's restructure of operations.

We have not generated any profits since inception. This is due to non-recurring start up costs, limited operating history as well as certain reorganization costs associated with discontinued branch offices, headcount reductions and other expenses in 2000 designed to restore the Company to profitability. Revenues from mortgage closings do not cover operating expenses due to an insufficient number of mortgage closings to cover operating costs and start up costs. There can be no guarantee that expected revenues for fiscal year 2001 will increase enough to cover operating costs or that the Company will add enough closing volume to reach profitability.

Capital Resources and Liquidity

During the first quarter, we raised a total of $200,000 from the sale of Units in a private placement to three investors.

It is expected that cash generated from operations during the second and third quarters of 2001 will increase significantly. This is due to a higher volume of loan applications taken during the first quarter, which are expected to close in the second quarter 2001. Cash generated from operations is expected to reduce the Company's reliance on capital raised through stock offerings as UNM becomes self-sufficient. The Company has begun to generate positive cash flow in recent months.

                                     PART II

ITEM I  LEGAL PROCEEDINGS

Except as described below we are not engaged in any pending legal proceedings. We are not aware of any legal proceedings pending, threatened or contemplated, against any of our officers and directors, respectively, in their capacities as such.

During 1998, the Company's previous transfer agent issued 58,333 shares of common stock to parties discussed in notes 6(a) and 6(b). The Company, during August 1999, filed a formal complaint in the State of Florida whereby the courts granted a temporary restraining order against the individuals and/or entities, which received such stock to prohibit the transfer thereof. The Company contended that such shares held by these individuals/entities were wrongfully issued. The Company, based on earlier discussions with the various individuals and entities, submitted an offer to settle whereby the Company would pay approximately $68,000 to such entities. In return for substantially all of the shares in the complaint as well as an exchange of mutual releases by all parties.

The Company had previously accrued $68,000 which was included in accrued expenses and charged to operations. These settlement discussions were not consummated. As such, in the year ended December 31, 2000, the Company converted the previously recorded liability into equity. The Company has continued to seek the cancellation of such shares. Although the Company has recorded this litigation in equity, it is the Company's belief that they will prevail in a more favorable manner with a substantial portion of the common shares being returned.

ITEM 2  CHANGES IN SECURITIES

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

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the first quarter of 2001.

ITEM 5     OTHER INFORMATION

The LLC is party to various legal proceedings generally incidental to its business as is the case with other companies in the same industry. The LLC is a defendant in a lawsuit brought forth on January 10, 2001 alleging, breach of contract, negligence and conversion. The requested damages amount to approximately $757,000. The lawsuit relates to a law firm retained to perform a closing of a mortgage. The law firm and its attorney received the loan proceeds and then issued a check that was returned for insufficient funds to the plaintiff. The law firm and its attorney have since been unable to make restitution. The LLC is presently seeking recovery for the damages from the lawsuit plus daily interest and other costs from the related law firm and its attorney. The LLC has retained legal counsel to represent it in seeking various legal remedies for the purpose of obtaining recovery of these monies against the law firm and the individual attorney. Counsel has not yet determined the probability of recovery and accordingly, no provision for the Company has recorded the potential loss in the financial statements of the LLC or indirectly. The Company and the LLC believe that the legal remedies sought for recovery and their insurance policies will ultimately cover the potential liability should it occur.

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

                                 Premier Mortgage Resources, Inc.
                                 --------------------------------
                                  (Registrant)

Date May 15, 2001                 /s/ Joseph Cilento
--------------------              -------------------------------
                                  Joseph Cilento, President, CEO