Form 10QSB
period 2001-06-30
PREMIER MORTGAGE RESOURCES INC
filed 2001-08-14
CIK 1063103

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    Quarterly report under Section 13 or 15(d) of the Securities Exchange
                Act of 1934 for the quarter period ended 6/30/01

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 6/30/01 1,361,481

     Transitional Small Business Disclosure Format (Check one) Yes [ ] No [x]

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

                        CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




                                                                        Page
                                                                       number
--------------------------------------------------------------------------------

  Consolidated balance sheets at June 30, 2001
  (unaudited) and December 31, 2000                                      F-1

  Consolidated statements of operations for the three months
  ended June 30, 2001 and 2000 (unaudited)                               F-2

  Consolidated statements of operations for the six months
  ended June 30, 2001 and 2000 (unaudited)                               F-3

  Consolidated statement of stockholders' equity for the six
  months ended June 30, 2001 (unaudited)                                 F-4

  Consolidated statements of cash flows for the six months
  ended June 30, 2001 and 2000 (unaudited)                               F-5

  Notes to consolidated financial statements (unaudited)             F-6 - F-12

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS



                                                                                       June 30,
                                                                                          2001      December 31,
                                                                                      (unaudited)        2000
                                                                                      -----------    -----------
Current assets:

  Cash                                                                                $       217    $     1,004
                                                                                      -----------    -----------
   Total current assets                                                                       217          1,004
                                                                                      -----------    -----------

Investment in affiliate, at cost                                                        2,779,285      2,524,285
                                                                                      -----------    -----------
   Total assets                                                                       $ 2,779,502    $ 2,525,289
                                                                                      ===========    ===========


                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                                                    $   115,782    $   113,946
  Due to related parties                                                                  144,952         70,554
  Loan payable                                                                             50,000         50,000
                                                                                      -----------    -----------
    Total current liabilities                                                             310,734        234,500
                                                                                      -----------    -----------

Commitments and contingencies (Note 5)                                                        -              -
                                                                                      -----------    -----------

Stockholders' equity:
  Preferred stock - $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding Common stock - $.001 par value, 50,000,000 shares authorized,
  1,320,179 and 964,429 shares issued and outstanding, respectively                         1,320            964
  Additional paid-in capital                                                            3,491,843      3,086,949
  Accumulated deficit                                                                  (1,024,395)      (797,124)
                                                                                      -----------    -----------
    Total stockholders' equity                                                          2,468,768      2,290,789
                                                                                      -----------    -----------

Total liabilities and stockholders' equity                                            $ 2,779,502    $ 2,525,289
                                                                                      ===========    ===========

    See accompanying notes to consolidated financial statements (unaudited)

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                                     2001                2000
                                                                            -------------------    -----------------

Income - related party                                                      $                 -    $           9,000
                                                                            -------------------    -----------------

Expenses:
  Selling, general, and administrative expenses                                          39,458               14,670
  Selling, general, and administrative expenses - related party                               -               38,875
                                                                            -------------------    -----------------
     Total expenses                                                                      39,458               53,545
                                                                            -------------------    -----------------

Loss from operations before interest expense and
  provision for income taxes                                                            (39,458)             (44,545)

Interest expense                                                                              -                    -
                                                                            -------------------    -----------------

Loss before provision for income taxes                                                  (39,458)             (44,545)

Provision for income taxes                                                                    -                    -
                                                                            -------------------    -----------------

Net (loss)                                                                             (39,458)
(44,545)

Other items of comprehensive income                                                           -                    -
                                                                            -------------------    -----------------

Comprehensive net (loss)                                                    $           (39,458)   $         (44,545)
                                                                            ====================   =================

Loss per share-basic                                                        $              (.03)   $            (.12)
                                                                            ====================   =================

Loss per share-diluted                                                      $              (.03)   $            (.12)
                                                                            ====================   =================
Weighted average number of
 common shares outstanding-basic                                                      1,156,740              363,054
                                                                            ===================    =================
Weighted average number of
 common shares outstanding-diluted                                                    1,234,469              363,054
                                                                            ===================    =================


     See accompanying notes to consolidated financial statements (unaudited)

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                               2001           2000
                                                                          ------------    -----------
Income - related party                                                    $          -    $    18,000
                                                                          ------------    -----------

Expenses:
  Selling, general, and administrative expenses                                227,271         33,359
  Selling, general, and administrative expenses - related party                      -         77,750
                                                                          ------------    -----------
     Total expenses                                                            227,271        111,109
                                                                          ------------    -----------

Loss from operations before interest expense and
  provision for income taxes                                                  (227,271)       (93,109)

Interest expense                                                                     -          2,000
                                                                          ------------    -----------

Loss before provision for income taxes                                        (227,271)       (95,109)

Provision for income taxes                                                           -              -
                                                                          ------------    -----------

Net (loss)                                                                    (227,271)
(95,109)

Other items of comprehensive income                                                  -              -
                                                                          ------------    -----------

Comprehensive net (loss)                                                  $   (227,271)   $   (95,109)
                                                                          =============   ============
Loss per share - basic                                                    $       (.20)   $      (.26)
                                                                          =============   ============
Loss per share - diluted                                                  $       (.20)   $      (.26)
                                                                          =============   ============
Weighted average number of
 common shares outstanding - basic                                           1,156,740        363,054
                                                                          =============   ============
Weighted average number of
 common shares outstanding - diluted                                         1,235,469        363,054
                                                                          =============   ============




See accompanying notes to consolidated financial statement (unaudited)

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

                                                                        Additional                                     Total
                                           Common  stock                 paid-in             Accumulated          stockholders'
                                          Shares       Amount            capital              deficit                 equity
                                       ----------  ----------         ---------------      -------------         --------------

Balances at December 31, 2000           964,429   $        964        $  3,086,949         $   (797,124)         $   2,290,789

Issuance of common stock in
  lieu of consideration for
  services rendered to the
  Company                                62,000             62             123,938                     -               124,000

Issuance of common stock in
  lieu of consideration for
  officer's compensation
  rendered to the Company                31,250             31              31,219                     -                31,250

Sale of units in
 connection with private placement
 transaction                            200,000            200             199,800                     -               200,000

Sale of common stock in
 connection with private placement
 transaction                             62,500             63              49,937                     -                50,000

Net loss for the six months
  ended June 30, 2001                         -              -                   -             (227,271)             (227,271)
                                    -----------   ------------        ------------         -------------         -------------

Balances at June 30, 2001             1,320,179   $      1,320        $  3,491,843         $ (1,024,395)         $   2,468,768
                                    ===========   ============        ============         =============         =============



     See accompanying notes to consolidated financial statement (unaudited)

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)





                                                                             2001        2000
                                                                         ---------    ---------
Cash flows from operating activities:
  Net (loss)                                                             $(227,271)   $ (95,109)
  Adjustments to reconcile net (loss) to net cash used for operating activities:
      Officers' contribution                                                   -         20,000
         Issuance of common stock for services                             124,000        1,750
      Issuance of common stock for officers' compensation                   31,250          -
  Increase (decrease) in:
      Accrued expenses                                                       1,836        6,000
                                                                         ---------    ---------
Net cash used for operating activities                                     (70,185)     (67,359)
                                                                         ---------    ---------

Cash flows from investing activities:
  Investment in affiliate                                                 (255,000)    (450,000)
                                                                         ---------    ---------
Net cash used for investing activities                                    (255,000)    (450,000)
                                                                         ---------    ---------

Cash flows from financing activities:
   Proceeds from sale of preferred stock                                       -        470,000
   Sale of common stock in connection with
   private placement, net of costs                                         250,000          -
  Redemption of common stock                                                   -        (20,000)
   Advances from (to) related parties                                       74,398       68,453
                                                                         ---------    ---------
Net cash provided by financing activities                                  324,398      518,453
                                                                         ---------    ---------

Net (decrease) increase  in cash                                              (787)       1,094
Cash, beginning of period                                                    1,004          250
                                                                         ---------    ---------

Cash, end of period                                                      $     217    $   1,344
                                                                         =========    =========


Supplemental disclosure of non-cash flow information: Cash paid during the year for:
        Interest                                                          $     -      $     -
                                                                         =========    =========
            Income taxes                                                  $     -      $     -
                                                                         =========    =========






     See accompanying notes to consolidated financial statements (unaudited)

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE      1 -       NATURE OF BUSINESS

                    The Company

                    Premier Mortgage Resources, Inc. (the "Company") was incorporated in the State of Nevada on August 17, 1995 under the name "Mortgage Resources, Inc." The name of the Company was changed on August 20, 1997 to its current name. Until the acquisition of United National, Inc. ("United") in June 1998, the Company had no operations. The Company acquired United during June 1998 in order to commence operations in the mortgage banking industry. The Company currently is a holding company providing services and financing to our subsidiary United which owns a 2% interest in United National Mortgage, ("LLC") which has a license and operated as a mortgage banking entity.

                    United

                    United was incorporated in the State of Nevada on November 21, 1997. Since the date of incorporation and through August 1998, United had limited operations. For the period August 1998 to July 1, 2000, United has performed loan processing and telemarketing services for United National Mortgage, LLC ("LLC"). As of June 30, 2001 United owns approximately a 2% interest in the LLC which is accounted for under the cost method.

                    LLC

                    The LLC is a limited liability company whereby an officer of the Company owns approximately 98% as of June 30, 2001. The Company currently has an option to purchase the remaining 98% interest from this officer subject to the approval by New York State Banking Department. The LLC is a licensed mortgage banker in approximately 13 states which primarily originates conforming conventional loans and sells those loans to investors, with servicing rights released. The intent of the Company is to execute its option and have the LLC become a wholly owned subsidiary in order to enter the mortgage banking industry. See note 9 for pro-forma financial statements relating to the affect of such a consummation of the LLC option by the Company.

NOTE      2 -       INTERIM RESULTS AND BASIS OF PRESENTATION



                    The unaudited financial statements as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Items 303 and 301(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2001 and the results of our operations and cash flows for the three and six month periods ended June 30, 2001 and 2000.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE      2 -       INTERIM RESULTS AND BASIS OF PRESENTATION (cont'd)

                    The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

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

                    On July 29, 1998, United entered into a LLC Interest Acquisition Agreement (the "LLC Acquisition Agreement") with the Company's former President (current director/officer) whereby for an initial $508,000 it acquired a 1% interest in the LLC and the option to acquire the remaining 99% interest in the LLC as follows; 1% based on required capital by the LLC in order to remain in compliance with its net capital requirements with various state banking laws until it reaches its expected level of revenues sufficient to maintain its capital requirements and the remaining 98% (which is contingent upon obtaining approval from the New York Banking Department) for nominal consideration. As of June 30, 2001, United has a 2% interest in the LLC and has invested an aggregate of $2,779,285 into the LLC based on the above agreement.

NOTE      4 -       LOAN PAYABLE

                    During March 1998, an outside third party loaned United $50,000 bearing interest at 12% per annum. The loan is due on demand and no formal terms have been established. As of June 30, 2001, the loan remains unpaid. Accrued interest on the loan amounted to $13,500 as of June 30, 2001.

NOTE      5 -       CONVERTIBLE NOTES PAYABLE



                    Prior to the Company's reorganization, United issued convertible promissory notes amounting to $458,000 that bear interest at 12% per annum. Pursuant to the reorganization, the Company assumed $358,000 of such convertible promissory notes which were subsequently converted into approximately 59,667 shares of its common stock as of December 31, 1998.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE      5 -       CONVERTIBLE NOTES PAYABLE (cont'd)

                    The remaining $100,000 notes were repaid during April 1999 by United. To date the Company has accrued interest on the notes amounting to $40,929 as of June 30, 2001 for which no demand for repayment has occurred.

NOTE      6 -      COMMITMENTS AND CONTINGENCIES

          a)        Advertising and Corporate Relations Agreements

                    On March 13, 1998, United entered into agreements for public relations and advertising services with Gulf Atlantic Publishing, Inc ("Gulf Atlantic") and Corporate Relations Group, Inc. ("Corporate Relations"). The agreements were for a period of twelve months and included certain marketing products such as mailings, press releases and posting to websites, along with distributing due diligence packages to all inquiring brokers and setting up shows for advertising purposes. As consideration for such services, the Company agreed to sell 19,956 free trading shares of common stock for a total of $30,000. The Company considers these agreements terminated (See Note 6(d) below for pending litigation).

          b)        Introduction Agreement

                    On March 17, 1998, United entered into an Introduction Agreement with Select Media Ltd. Corp. ("Select Media") in connection with its efforts to obtain loans to fund United's operations. The agreement stipulated that Select Media would provide United with names and introductions for the purpose of allowing United to solicit such individuals for loans. As consideration for such introductions, United agreed to pay Select Media 15% of the amounts borrowed by United and one warrant to purchase stock of the Company for each $1 of funds loaned to United. The Company considers these agreements terminated (See Note 6(d) below for pending litigation).

          c)        Employment Agreement

                    Effective  April 1, 2001, an employment  agreement  with the
                    President and Chief Executive Officer of the Company, provides for an annual base salary, a discretionary bonus and annual stock options based upon achievement of various performance and profitability targets. The agreement has an initial term of three years and will automatically renew for additional one-year terms, provided that either party may terminate the agreement upon 12-months prior notice. The agreement contains certain covenants not to compete for a period ending on the later of the first anniversary of the termination of his employment and April 1, 2004. If (i) the Company terminates the agreement for any reason other than for cause or upon his disability, (ii) he terminates his employment for good reason, or (iii) in connection with or following a change in control, his position is eliminated or he no longer serves as our Chief Executive Officer with power, authority and responsibility attendant to such office, then the Company must pay an agreed upon lump sum payment as well as provide for full vesting of all stock.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE      6 -      COMMITMENTS AND CONTINGENCIES (cont'd)

          c)        Employment Agreement (cont'd)


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

          d)        Pending Litigation

              i) During 1998, the Company's previous transfer agent issued 58,333 shares of common stock to the parties discussed in notes 6(a) and 6(b). The Company, during August 1999, filed a formal complaint in the State of Florida whereby the courts granted a temporary restraining order against the individuals and/or entities which received such stock to prohibit the transfer thereof. The Company contended that such shares held by these individuals/entities were wrongfully issued. The Company, based on earlier discussions with the various individuals and entities, submitted an offer to settle whereby the Company would pay approximately $68,000 to such entities. In return for substantially all of the shares in the complaint as well as an exchange of mutual releases by all parties.

                    The Company had previously accrued $68,000 which was included in accrued expenses and charged to operations. These settlement discussions were not consummated. As such, in the year ended December 31, 2000, the Company converted the previously recorded liability into equity. The Company has continued to seek the cancellation of such shares.

                    In July 2001, the individuals and entities have all agreed to the returning and canceling of all the issued shares in return for approximately 50% of newly issued shares. To date these agreements have not been contractually finalized.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE 6 -            COMMITMENTS AND CONTINGENCIES (cont'd)

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

          e)        Investment in Affiliate at Cost

                    The Company has committed to funding the LLC in order for the LLC to remain in compliance with various state banking requirements as to its net capital requirements until such time that it reaches its expected revenue level thereby becoming self funding. As of June 30, 2001, the Company has invested $2,779,285 in the LLC.

NOTE      7 -      STOCKHOLDER'S EQUITY

          a)        Sale of Common Stock

                    In March of 2001, the Company authorized the issuance of 200,000 2001-A Common Stock Purchase Warrants ("2001-A Warrants"). Each 2001-A Warrant is convertible into one share of the Company's common stock. The exercise price is $1.25 per share. The exercise period begins on the date of issuance and expires on December 30, 2005. These issuances are considered exempt by the Company under Section 4 (2) of the Securities and Exchange Act of 1933.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE 7  -           STOCKHOLDER'S EQUITY (cont'd)

          a)        Sale of Common Stock (cont'd)

                    As part of a private placement transaction with three unrelated investors, the Company sold 50,000 Units for $200,000, with each Unit consisting of four shares of the Company's common stock and three 2001-A Warrants.

                    In June 2001, the Company sold 62,500 shares of common stock for $50,000 pursuant to a private placement transaction.

          b)        Issuance of Common Stock for Officers' Compensation

                    In January 2001, the Company's President/Chief Executive Officer and Director/Officer were issued an aggregate of 31,250 shares of stock as compensation. Accordingly, in connection with such issuances, the Company recorded officers' compensation of $31,250.

          c)        Issuance of Common Stock for Services

                    During the six months ended June 30, 2001, the Company issued an aggregate of 62,000 shares of its common stock in consideration for professional fees and consulting services. Accordingly, in connection with such issuances, the Company recorded professional fees of $12,000 and consulting services of $112,000.

NOTE      8 -       RELATED PARTY TRANSACTIONS

          a)        Exclusive Loan Processing Agreement

                    On August 12, 1998, United entered into an Exclusive Loan Processing Agreement ("Processing Agreement") with the LLC whereby United is the exclusive processing service for the LLC until it acquires the remaining interest in the LLC. As consideration for performing processing services for the LLC, the LLC will pay United a processing fee for each loan processed. The Company discontinued such services effective July 1, 2000. For the six months ended June 30, 2000, United generated loan processing fee income amounting to $18,000.

          b)        Occupancy and Support Expenses

                    For the six months ended June 30, 2000, pursuant to the Telemarketing and Processing Agreement, United incurred expenses of $77,750, which it pays to the LLC for rent and other support services in connection with the space utilized in performing telemarketing and processing services. The Company discontinued such services effective July 1, 2000.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE      8 -      RELATED PARTY TRANSACTIONS (cont'd)

          c)        Due to Related Parties

                    Based on the related party transactions listed above and various expenses paid by the LLC, the amount due to related parties as of June 30, 2001 amounted to $144,952.

NOTE      9 -       PRO FORMA FINANCIAL STATEMENTS

                    The following pro forma information presents in a condensed format the Company's balance sheet as of June 30, 2001 and the statements of operations for the six months ended June 30, 2001 and 2000 as if the acquisition of the LLC by United was consummated and considered in effect as of January 1, 2000:

                                    Pro forma
                                balance sheet at
                                                                June 30, 2001
                                                                -------------
                          Total assets                        $      4,826,193
                                                              ================
                          Total liabilities                   $      4,759,024
                                                              ================
                          Total stockholders' equity          $         67,169
                                                              ================


                                                        Pro forma                               Pro forma
                                                Statement of operations                   Statement of operations
                                                     for the six months                     for the six months
                                                    ended June 30, 2001                    ended June 30, 2000
                                                ----------------------------            ---------------------------


                          Total income              $   1,107,494                            $   341,845
                                                    --------------                           -----------
                          Total expenses            $   1,504,089                            $   916,684
                                                    -------------                            -----------
                           Net loss                 $    (396,595)                           $  (574,839)
                                                    --------------                           ------------

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


Analysis of Premier Mortgage Resources, Inc.

Three months ending June 30, 2001 vs. June 30, 2000

The revenues of the Company, primarily of an intercompany nature, through its subsidiary, United National, Inc., were $ 0 for the second quarter of 2001, and $9,000 for the second quarter of 2000. These revenues had been derived from the Company's efforts in providing telemarketing and loan processing services for UNM. The decrease in 2001 over 2000 is due to the discontinuance of UNM's telemarketing and processing division. Telemarketing was deemed to be unprofitable and UNM has since begun to emphasize mortgage origination activities toward UNM's retail and wholesale mortgage banking division.

Total expenses for the Company were $39,458 for the second quarter of 2001. For the second quarter of 2000, total expenses were $53,545. Selling, general and administrative expenses for related party for 2001 decreased over 2000 due to a reduction of expenses associated with the discontinued telemarketing efforts. Many of these costs are associated with officers compensation, taxes and filing fees.

The Company recorded a net loss of $ 39,458 for the second quarter of 2001 vs. a net loss of $44,545 for the second quarter of 2000. The net loss decreased due to fewer non-recurring costs associated with discontinued operations and costs incurred with capital raising efforts.

Six Months Ending June 30, 2001 vs. June 30, 2000

The revenues of the Company, primarily of an intercompany nature, through its subsidiary, United National, Inc., were $ 0 for the six months ending June 30, 2001 vs $ 18,000 for the first half of 2000. These revenues had been derived from the Company's efforts in providing telemarketing and loan processing services for UNM. The decrease in 2001 over 2000 is due to the discontinuance of UNM's telemarketing and processing division. Telemarketing was deemed to be unprofitable and UNM has since begun to emphasize mortgage origination activities toward UNM's retail and wholesale mortgage banking division.

Total expenses for the Company were $227,271 for the six months ending June 30, 2001. For the comparable period of 2000, total expenses were $ 111,109. Selling, general and administrative expenses for related party for 2001 increased over 2000 primarily due to the impact of recording expenses associated with the issuance of stock in exchange for advisory fees, as well as officers compensation, taxes and filing fees. This increase was partially offset due to a reduction of expenses associated with the discontinued telemarketing efforts.

Premier believes that many of these costs, in particular the expenses associated with shares issued in exchange for advisory fees are associated with one-time non-recurring public start-up costs associated with its capital raising efforts and successful efforts to obtain a stock exchange listing.

The Company recorded a net loss of $ 227,271 for the six months ending June 30, 2001 vs. a net loss of $95,109 for the comparable period of 2000. The net loss increased due to the non-recurring costs associated with shares issued in exchange for advisory services, officers compensation, taxes and filing fees.

CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 2001, the net decrease in cash was approximately $1,000. Net cash used in operating activities was approximately $70,000, primarily due to the net loss. Net cash used in investing activities was approximately $255,000 due to the increased cash investment in the Company's subsidiary United National, Inc. and its investment in United National Mortgage, LLC. Net cash provided by financing activities was approximately $325,000 due to an increase in sales of equity securities to investors.

The Company may continue to seek additional sources of capital, either through the sale of equity or through debt instruments to assist the growth in mortgage loan operations that the company is seeking. The Company has been reliant on the proceeds from the sale of stock to fund its prior operating losses. This reliance has begun to dissipate in favor of generally more profitable operations at its affiliate companies. While there can be no assurance that additional capital can be raised, management is optimistic that the Company will be successful in its capital raising efforts as well as relying on profitability to lessen the need for additional capital. Analysis of United National, Inc.

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

Analysis of United National Mortgage, LLC ("UNM")

Reorganization efforts:

In the fourth quarter of 1999 UNM entered into a management reorganization involving the appointment of Joseph A. Cilento, CPA, CMB, as new President and Chief Executive Officer. The plan included the closing of marginal and unprofitable branch offices, involuntary headcount reductions and significant lycurtailed discretionary expenditures. UNM focused on recruitment and retention of qualified, commission based loan officers. UNM believes that these effort shave produced increased sales and origination activity, reduced overhead, improved gross pricing margins, and enabled more efficient operations. The pipeline of mortgage loans in process has increased steadily since December 1999 and is expected to generate increased cash flow for operations in fiscal year 2001.

As discussed elsewhere in this document, our operations and potential for success are largely based upon the outcome of operations for the core mortgage banking business of UNM.

UNM is engaged in the business of mortgage banking and is focused on expanding its origination of residential mortgage loans. UNM is in the residential and wholesale mortgage banking business. Its primary focus is the retail and wholesale origination and sale of mortgage loans for one-to-four family properties. UNM is an approved loan correspondent with several major national lenders. UNM originates loans and closes them in UNM's name using funds from a warehouse line of credit. UNM became an FHA Direct Endorsement ender in May 2000. After the closing of the loan, a package of documents is sent to the mortgage purchaser, the investor reviews the documents and purchases the loan by wiring the funds to our warehouse bank. The difference between the amounts we close the loan for and the amount the investor pays the warehouse line constitutes part of the profit on that particular transaction.

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

     -    Strategic acquisitions of mortgage companies in the industry



Selected Summary Financial Data of United National Mortgage, LLC

                                 Three Months Ended             Six Months Ended
                                      June 30,                      June 30,
                                 2001           2000           2001          2000
Unaudited                        ---------------------       ----------------------

Income Statement Data:

Revenues                        $ 651,224     $ 259,328     $ 1,107,494  $  342,945

Selling, General and
Admin. Expenses
                                $ 712,944     $ 518,491     $ 1,276,818  $  866,745
Loss Before Income
    Taxes                       $ (61,720)    $(259,163)    $  (169,324) $ (523,800)

Comprehensive Loss              $ (61,720)    $(259,163)    $  (169,324) $ (523,800)



                                                            June 30,      December 31,
                                                              2001           2000
                                                            ------------------------
Balance Sheet Data:
Cash & Cash Equivalents                                     $    39,375  $    28,321

Mortgage Loans
    Held for Sale, Net                                      $ 4,107,215  $ 2,367,654

Total Assets                                                $ 4,970,928  $ 3,184,444
                                                            ------------------------

Warehouse line of
        Credit Payable                                      $ 3,527,312  $ 2,226,776

Other Liabilities                                           $ 1,035,930  $   635,657




Total Stockholder
       Equity                                               $   407,686  $   322,011

Total Liabilities & Equity                                  $ 4,970,928  $ 3,184,444
                                                            ------------------------


                                   Three  Months  Ended           Six Months Ended
                                  June 30,      June 30,      June 30,    June 30,
                                   2001           2000          2001          2000
                                ------------------------   ------------------------
Unaudited

Operating Data:

Total Mortgage
         Closings               $18,239,000  $ 10,338,000  $ 31,982,000   $ 15,338,000


Analysis of Three months ended June 30, 2001 vs. June 30, 2000

Revenues from the sale of mortgages and other income for the first quarter ended June 30, 2001 and June 30, 2000 was $651,224 and $259,328 respectively, representing an increase of 250 %. These revenues are derived from origination fees, discount points, service released premium and ancillary fee income from residential mortgage transactions as well as interest income and rental income. The increase in revenues is attributable to a higher volume of closed loan transactions over the prior year comparable quarter as well as higher average fee income per loan.


Operating expense including warehouse line of credit interest expense was $ 712,944 for the quarter ending June 30, 2001, and $ 518,491 for the quarter ending June 30, 2000. Operating expenses primarily include commission expense to sales people, payroll and related payroll taxes as well as general and administrative expenses. Commission expense, a variable expense, increased over the comparable quarter of the prior year due to higher closed loan volume. Recurring fixed expenses for salaries, rent and general and administrative expenses decreased due to UNM's cost reductions implemented in 2000. These reductions were partially offset by non-recurring costs associated with curtailed or closed operations due to the previously announced restructuring of UNM's business.

The net loss for the second quarter ended June 30,2001 was $ 61,720 vs. a loss for the three months ended June 30, 2000 of $ 259,163. The decrease in loss is due to the cumulative effect of enhanced revenues and reduced expenses associated with the company's restructure of operations and increased operating efficiencies resulting in lower cost per unit of revenue.

The profitability of UNM has begun to change from recurring monthly losses to monthly profits mid way through the Second Quarter of 2001 for the first time since inception of the Company. It is expected that profitability will continue to increase through the third and fourth quarters of 2001. This is based upon higher expected revenues from the increased level of loans in process at the Company. In addition, the company continues to benefit from the elimination of non -essential overhead as well as continued operating efficiencies.

UNM has not generated any profits since inception. This is due to non-recurring start up costs, limited operating history as well as certain reorganization costs associated with discontinued branch offices, headcount reductions and other expense reductions in fiscal year 2000 designed to restore the Company to profitability.

Analysis of Six months ended June 30, 2001 vs. June 30, 2000

Revenues from the sale of mortgages and other income for the six months ended June 30, 2001 and June 30, 2000 were $1,107,494 and $342,945 respectively, representing an increase of 322 %. These revenues are derived from origination fees; discount points, service released premium and ancillary fee income from residential mortgage transactions as well as interest income and rental income. The increase in revenues is attributable to a higher volume of closed loan transactions over the prior year comparable period as well as higher average fee income per loan.

Operating expense including warehouse line of credit interest expense was $ 1,276,818 for the six months ending June 30, 2001, and $ 866,745 for the six months ending June 30, 2000. Operating expenses primarily include commission expense to sales people, payroll and related payroll taxes as well as general and administrative expenses. Commission expense, a variable expense, increased over the comparable period of the prior year due to higher closed loan volume. Recurring fixed expenses for salaries, rent and general and administrative expenses decreased due to UNM's cost reductions implemented in 2000. These reductions were partially offset by non-recurring costs associated with curtailed or closed operations due to the previously announced restructuring of UNM's business.

The net loss for the six months ended June 30,2001 was $ 169,324 vs. a net loss for the six months ended June 30, 2000 of $ 523,800. The decrease in loss is due to the cumulative effect of enhanced revenues and reduced expenses associated with the company's restructure of operations and increased operating efficiencies resulting in lower cost per unit of revenue.

The profitability of UNM has begun to change from recurring monthly losses to monthly profits mid way through the Second Quarter of 2001 for the first time since inception of the Company. It is expected that profitability will continue to increase through the third and fourth quarters of 2001. This is based upon higher expected revenues from the increased level of loans in process at the Company. In addition, the company continues to benefit from the elimination of non -essential overhead as well as continued operating efficiencies.

UNM has not generated any profits since inception. This is due to non-recurring start up costs, limited operating history as well as certain reorganization costs associated with discontinued branch offices, headcount reductions and other expense reductions in fiscal year 2000 designed to restore the Company to profitability.

LIQUIDITY AND CAPITAL RESOURCES FOR UNITED NATIONAL MORTGAGE, LLC

To originate a mortgage loan, UNM draws against a secured bank line of credit known as a warehouse facility. UNM has entered into a facility with Provident Consumer Financial Services, Inc. (PCFS), a subsidiary of Provident Bank, FSB. The PCFS warehouse facility is for $ 6.0 million. UNM's warehouse facility is secured by the mortgages it originates and certain of its other assets. Loans under its warehouse facilities bear interest at rates that vary depending on the type of underlying loan, and these loans are subject to sublimits, advance rates and terms that vary depending on the type of underlying loan and the ratio of UNM's liabilities to its tangible net worth. Generally, UNM must advance 2% of the loan amount from its own funds on each new loan.

In addition to the PCFS warehouse facility, UNM has purchase and sale agreements with various financial institutions to purchase the loans made by UNM. Pursuant to these arrangements, UNM obtains commitments from the ultimate buyer, which may be a bank, a pension fund or an investment bank, to purchase its loans. These loans are then sold to one of these buyers, who subsequently take takes possession of the original loan collateral and related loan documents and directly wire the proceeds of sale directly to PCFS in order to pay down the related warehouse advances. UNM generally receives premiums from the sale of each loan based on the type of loan, interest rate and maturity date of the loan.

These purchase and sale agreements allow UNM to continue to efficiently make new loans. The speed at which UNM can execute the purchase and sale of a loan leads to a more cost effective use of its warehouse facility resulting in a reduced interest carrying cost and enhanced profitability. UNM is in compliance with all operating covenants under this line of credit and expects that an additional increase in the line will be approved in the third quarter to facilitate its increasing loan volume.

For the six months ended June 30, 2001, net cash provided by (used in) operating, investing and financing activities was approximately ($184,000), ($142,000) and $247,000, respectively. Net cash used in operating activities was primarily due to the net loss for the period as well as an increase in mortgage loans receivable and accounts receivable due to loan originations exceeding loan sales offset by an increase in accrued expenses and other liabilities. Net cash used in investing activities was principally due to expenses paid by UNM on behalf of its affiliates. Net cash provided by financing activities was a result of an increase in capital of $250,000.

For the comparable six months ended June 30, 2000, net cash provided by (used in) operating, investing and financing activities was approximately ($496,000), ($290,000) and $410,000, respectively. Net cash used in operating activities was primarily due to the net loss for the period as well as an increase in mortgage loans receivable and accounts receivable due to loan originations exceeding loan sales offset by an increase in accrued expenses and other liabilities. Net cash used in investing activities was due to expenses paid of UNM on behalf of its affiliates and purchases of equipment and furniture and fixtures for the offices. Net cash provided by financing activities was a result of capital contributions from its members.

At June 30, 2001, UNM had cash and cash equivalents of $ 39,000 vs. $28,000 at December 31, 2000. It is expected that cash generated from operations should be sufficient to fund general operations excluding any extraordinary expenditure, such as loan repurchase requests or the addition of staff or equipment. UNM may continue to seek additional sources of capital through additional investments by its members.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The words "plan," "believe," "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" or similar words are intended to identify forward-looking statements. Such statements involve risks and uncertainties that exist in the Company's operations and business environment that could render actual outcomes and results materially different than predicted. The Company's forward-looking statements are based on assumptions about many factors, including, but not limited to, general volatility of the capital markets; changes in the real estate market, interest rates or the general economy of the markets in which the Company operates; economic, technological or regulatory changes affecting the use of the Internet and changes in government regulations that are applicable to the Company's regulated brokerage and property management businesses. These and other factors are more fully discussed in the Company's prospectus filed with the Securities and Exchange Commission during the past 12 months. While the Company believes that its assumptions are reasonable at the time forward-looking statements were made, it cautions that it is impossible to predict the actual outcome of numerous factors and, therefore, readers should not place undue reliance on such statements. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update such statements in light of new information or future events.


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

On April 23, 2001, the Company submitted another offer to settle whereby the Company proposed to allow the various individuals and entities to retain fifty percent of the issued shares. On April 26, 2001, Select Media accepted the offer by the Company. On May 1, 2001, the two individuals counter offered the settlement offer and the Company on May 2, 2001 counter offered their proposal. On May 16, and May 21, 2000, the settlement was signed, in counterparts, by agents of the parties.

The remaining defendant, Gulf Atlantic, has agreed to similar settlement, and is expected to sign a settlement agreement imminently.

Item 2. Changes in Securities

On January 31, 2001, the Company issued to its President/CEO and its Director/Officer 31,250 post split shares.

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

On June 22, 2001, we issued 62,500 in a private placement to an individual investor for proceeds of $50,000. We consider this issuance to be exempt by reason of Section 4(2) of the Securities Act.


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

*10.5     Sample Net Branch Agreement

 10.6     Employment Agreement with Joseph Cilento

*21.1     Subsidiaries of Registrant


*  Previously filed with Form 10-SB
** Previously filed with Form 10-KSB


                                   SIGNATURES


     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Premier Mortgage Resources, Inc.
                                 --------------------------------
                                 (Registrant)



Date August 14, 2001               /s/ Joseph Cilento
--------------------              -------------------------------
                                  Joseph Cilento, President, CEO