Form 10QSB
period 2001-09-30
PREMIER MORTGAGE RESOURCES INC
filed 2001-11-19
CIK 1063103

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly report under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 for the quarter
                              period ended 9/30/01

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 11/15/01 1,320,179

     Transitional Small Business Disclosure Format (Check one) Yes [] No [x]

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             2

Item 2     Management's Discussion and Analysis or Plan of Operation        3

                           PART II OTHER INFORMATION                       12

Item 1     Legal Proceedings                                               12
Item 2     Changes in Securities                                           13
Item 3     Default upon Senior Securities                                  13
Item 4     Submission of Matters to a Vote of Security Holders             14
Item 5     Other Information                                               14
Item 6     Exhibits and Reports on Form 8-K                                15

ITEM I FINANCIAL STATEMENTS


                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                                                     Page
                                                                    number

Consolidated balance sheets at September 30, 2001
(unaudited) and December 31, 2000 (audited)                           F-1

Consolidated statements of operations for the three months
ended September 30, 2001 and 2000 (unaudited)                         F-2

Consolidated statements of operations for the nine
months ended September 30, 2001 and 2000 (unaudited)                  F-3

Consolidated statement of stockholders' equity for the
nine months ended September 30, 2001 (unaudited)                      F-4

Consolidated statements of cash flows for the nine
months ended September 30, 2001 and 2000 (unaudited)                  F-5

Notes to consolidated financial statements (unaudited)            F-6 - F-13


                                PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,                December   31,
                                                                                       2001                          2000
                                                                                   (Unaudited)                     (Audited)
Current assets:
  Cash                                                                          $               450           $            1,004
                                                                                -------------------           ------------------

   Total current assets                                                                         450                        1,004
                                                                                -------------------           ------------------

Investment in affiliate, at cost                                                          2,779,285                    2,524,285
                                                                                -------------------           ------------------
   Total assets                                                                 $         2,779,735           $        2,525,289
                                                                                ===================           ==================


                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                                              $           122,598           $          113,946
  Due to related parties                                                                    171,222                       70,554
  Note payable                                                                               50,000                       50,000
                                                                                -------------------           ------------------
    Total current liabilities                                                               343,820                      234,500
                                                                                -------------------           ------------------


Commitments and contingencies                                                                     -                            -
                                                                                -------------------           ------------------

Stockholders' equity:
  Preferred stock - $.001 par value, 10,000,000 shares
  authorized, -0- shares issued and outstanding                                                   -                           -
  Common stock - $.001 par value, 50,000,000 shares authorized,
  1,320,179 and 964,429 shares issued and outstanding, respectively                           1,320                         964
  Additional paid-in capital                                                              3,491,843                    3,086,949
  Accumulated deficit                                                                    (1,057,248)                    (797,124)
                                                                                -------------------           ------------------
    Total stockholders' equity                                                            2,435,915                    2,290,789
                                                                                -------------------           ------------------

Total liabilities and stockholders' equity                                      $         2,779,735           $        2,525,289
                                                                                ===================           ==================







          The accompanying notes should be read in conjunction with the consolidated financial statements.



                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                             2001                    2000
                                                                     -------------------    --------------------
Income - Related Party                                               $                 -    $                  -
                                                                     -------------------    --------------------

Expenses:
    Selling, general, and administrative expenses                                 32,853                  90,549
    Selling, general, and administrative expenses - related party                      -                       -
                                                                     -------------------    --------------------

Total expenses                                                                    32,853                  90,549
                                                                     -------------------    --------------------

Loss from operations before interest expense and provision
for income taxes                                                                 (32,853)                (90,549)

Interest expense                                                                       -                       -
                                                                     -------------------    --------------------

Loss before provision for income taxes                                           (32,853)                (90,549)

Provision for income taxes                                                             -                       -
                                                                     -------------------    --------------------

Net (loss)                                                                       (32,853)                (90,549)

Other items of comprehensive income                                                    -                       -
                                                                     -------------------    --------------------

Comprehensive net (loss)                                             $           (32,853)   $            (90,549)
                                                                     ====================   =====================

Basic:
    Net (loss) per share                                             $              (.03)   $               (.24)
                                                                     ====================   =====================

Weighted average number of
 common shares outstanding                                                     1,320,179                 373,113
                                                                     ====================   =====================






          The accompanying notes should be read in conjunction with the consolidated financial statements





                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                                                                                        2001                    2000
                                                                         -------------------    --------------------
Income - Related Party                                                   $                 -    $             18,000
                                                                         -------------------    --------------------

Expenses:
    Selling, general, and administrative expenses                                    260,124                 123,908
    Selling, general, and administrative expenses - related party                          -                  77,750
                                                                         -------------------    --------------------

Total expenses                                                                       260,124                 201,658
                                                                         -------------------    --------------------

Loss from operations before interest expense and provision
for income taxes                                                                    (260,124)               (183,658)

Interest expense                                                                           -                   2,000
                                                                         -------------------    --------------------

Loss before provision for income taxes                                              (260,124)               (185,658)

Provision for income taxes                                                                 -                       -
                                                                         -------------------    --------------------

Net (loss)                                                                          (260,124)               (185,658)

Other items of comprehensive income                                                        -                       -
                                                                         -------------------    --------------------

Comprehensive net (loss)                                                 $          (260,124)   $           (185,658)
                                                                         ====================   =====================

Basic:
    Net (loss) per share                                                 $              (.22)   $               (.50)
                                                                         ====================   =====================

Weighted average number of
 common shares outstanding- basic                                                  1,211,818                 366,334
                                                                         ====================   =====================




          The accompanying notes should be read in conjunction with the consolidated financial statements.




                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                   Additional     Accumulated
                                               Common Stock          Paid-in     Stockholders'
                                            Shares       Amount      Capital        Deficit       Total
                                            ------       ------      -------        -------       -----

Balances at December 31, 2000               964,429   $    964   $ 3,086,949   $  (797,124)   $ 2,290,789

Issuance of common stock in
  lieu of consideration for
  services rendered to the
  Company                                    62,000         62       123,938          --          124,000

Issuance of common stock in
  lieu of consideration for
  officer's compensation rendered
  to the Company                             31,250         31        31,219          --           31,250

Sale of common stock in connection          262,500        263       249,737          --          250,000
     with private offering memorandum

Net loss for the nine months ended
  September 30, 2001                           --         --            --        (260,124)      (260,124)
                                        -----------   --------   -----------   -----------    -----------

Balances at September 30, 2001            1,320,179   $  1,320   $ 3,491,843   $(1,057,248)   $ 2,435,915
                                        ===========   ========   ===========   ===========    ===========



          The accompanying notes should be read in conjunction with the consolidated financial statements




                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                              2001               2000
                                                                        --------------    --------------
Cash flows from operating activities:

   Net (loss)                                                           $     (260,124)   $     (185,658)
   Adjustments to reconcile net (loss) to net
    cash used in operating activities:
         Issuance of common stock for officers' compensation                    31,250            30,000
         Issuance of common stock for services                                 124,000             1,750
   Increase (decrease) in:
         Accrued expenses                                                        8,652             9,000
                                                                        --------------    --------------
Net cash used in operating activities                                          (96,222)         (144,908)
                                                                        ---------------   ---------------

Cash flows from investing activities:

   Investment in affiliate                                                    (255,000)         (575,000)
                                                                        ---------------   ---------------
Net cash used in investing activities                                         (255,000)         (575,000)
                                                                        ---------------   ---------------

Cash flows from financing activities:
   Sale of common stock in connection with
    private placement, net of costs                                            250,000                 -
   Redemption of common stock                                                        -           (20,000)
   Proceeds from sale of preferred stock                                             -           595,000
   Advances from related parties                                               100,668           145,801
                                                                        --------------    --------------
Net cash provided by financing activities                                      350,668           720,801
                                                                        --------------    --------------

Net (decrease) increase in cash                                                   (554)              893

Cash, beginning of period                                                        1,004               250
                                                                        --------------    --------------

Cash, end of period                                                     $          450    $        1,143
                                                                        ==============    ==============

Supplemental disclosure of non-cash flow information:

 Cash paid during the year
    for:

        Interest                                                        $            -    $             -
                                                                        ==============    ===============
        Income taxes                                                    $            -    $             -
                                                                        ==============    ===============




          The accompanying notes should be read in conjunction with the consolidated financial statements

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 1     -      NATURE OF BUSINESS

           The Company

           Premier Mortgage Resources, Inc. (the "Company") was incorporated in the State of Nevada on August 17, 1995 under the name "Mortgage Resources, Inc." The name of the Company was changed on August 20, 1997 to its current name. Until the acquisition of United National, Inc. ("United") in June 1998, the Company had no operations. The Company acquired United during June 1998 in order to commence operations in the mortgage banking industry. The Company currently is a holding company providing services and financing to its subsidiary United which owns a 2% interest in United National Mortgage, ("LLC") which holds a license to operate as a mortgage banking entity.

           United

           United was incorporated in the State of Nevada on November 21, 1997. Since the date of incorporation and through August 1998, United had limited operations. For the period August 1998 to July 1, 2000, United has performed loan processing and telemarketing services for LLC. As of June 30, 2001 United owns approximately a 2% interest in the LLC which is accounted for under the cost method.

           LLC

           The LLC is a limited liability company whereby an officer of the Company owns approximately 98% as of September 30, 2001. The Company currently has an option to purchase the remaining 98% interest from this officer subject to the approval by New York State Banking Department. The LLC is a licensed mortgage banker in approximately 13 states which primarily originates conforming conventional loans and sells those loans to investors, with servicing rights released. The intent of the Company is to execute its option and have the LLC become a wholly owned subsidiary in order to enter the mortgage banking industry. See note 9 for pro-forma financial statements relating to the affect of such a consummation of the LLC option by the Company.

NOTE 2-       INTERIM RESULTS AND BASIS OF PRESENTATION

           The unaudited financial statements as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2001 and the results of our operations and cash flows for the three and nine month periods ended September 30, 2001 and 2000.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 2-    INTERIM RESULTS AND BASIS OF PRESENTATION (cont'd)

           The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

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

           On July 29, 1998, United entered into a LLC Interest Acquisition Agreement (the "LLC Acquisition Agreement") with the Company's former President (current director/officer) whereby for an initial $508,000 it acquired a 1% interest in the LLC and the option to acquire the remaining 99% interest in the LLC as follows; 1% based on required capital by the LLC in order to remain in compliance with its net capital requirements with various state banking laws until it reaches its expected level of revenues sufficient to maintain its capital requirements and the remaining 98% (which is contingent upon obtaining approval from the New York Banking Department) for nominal consideration. As of September 30, 2001, United has a 2% interest in the LLC and has invested an aggregate of $2,779,285 into the LLC.

NOTE 4 -  LOAN PAYABLE

          During March 1998, an outside third party loaned United $50,000 bearing interest at 12% per annum. The loan is due on demand and no formal terms have been established. As of September 30, 2001, the loan remains unpaid. Accrued interest on the loan amounted to $13,500 as of September 30, 2001.

NOTE 5 -  CONVERTIBLE NOTES PAYABLE

          Prior to the Company's reorganization, United issued convertible promissory notes amounting to $458,000 with interest at 12% per annum. Pursuant to the reorganization, the Company assumed $358,000 of such convertible promissory notes which were subsequently converted into approximately 59,667 shares of its common stock as of December 31, 1998.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE 5 -  CONVERTIBLE NOTES PAYABLE (cont'd)


          The remaining $100,000 notes were repaid during April 1999 by United. To date the Company has accrued interest on the notes amounting to $40,929 as of September 30, 2001 for which no demand for repayment has occurred.

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

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 6- COMMITMENTS AND CONTINGENCIES (cont'd)

c)        Employment Agreement (cont'd)
          -----------------------------

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

          In July 2001, the parties have all agreed in writing to the returning and canceling of all the issued shares in return for approximately 50% of newly issued shares and the exchange of mutual general releases.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 6- COMMITMENTS AND CONTINGENCIES (cont'd)

      ii) LLC is party to various legal proceedings generally incidental to its business as is the case with other companies in the same industry. LLC is a defendant in a lawsuit brought forth on January 10, 2001 alleging, breach of contract, negligence and conversion. The requested damages amount to approximately $757,000. The lawsuit relates to a law firm retained to perform a closing of a mortgage. The law firm and its attorney received the loan proceeds and then issued a check that was returned for insufficient funds to the plaintiff. The law firm and its attorney have since been unable to make restitution. LLC is presently seeking recovery for the damages from the lawsuit plus daily interest and other costs from the related law firm and its attorney. LLC has retained legal counsel to represent it in seeking various legal remedies for the purpose of obtaining recovery of these monies against the law firm and the individual attorney. Counsel has not yet determined the probability of recovery and accordingly, no provision for the potential loss has been recorded in the financial statements of the LLC or indirectly by the Company. The Company and LLC have also sought remedy from their insurance policies. In October 2001, one insurance company has paid approximately $350,000 under such policies directly to the plaintiff to reduce such requested damages.


            Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the opinion of the Company's management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the consolidated financial statements of the Company.


e)      Investment in Affiliate at Cost

            The Company has committed to funding LLC in order for LLC to remain in compliance with various state banking requirements as to its net capital requirements until such time that it reaches its expected revenue level thereby becoming self funding. As of September 30, 2001, the Company has invested $2,779,285 in LLC.


NOTE 7- STOCKHOLDER'S EQUITY

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

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

NOTE 7- STOCKHOLDER'S EQUITY (cont'd)

  a)    Sale of Common Stock (cont'd)
        -----------------------------

        Pursuant to a private placement transaction with three unrelated investors in the first quarter of 2001, the Company sold 50,000 Units for $200,000, with each Unit consisting of four shares of the Company's common stock and three 2001-A Warrants.

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

  c)    Issuance of Common Stock for Services

        During the nine months ended September 30, 2001, the Company issued an aggregate of 62,000 shares of its common stock in consideration for professional fees and consulting services. Accordingly, in connection with such issuances, the Company recorded professional fees of $12,000 and consulting services of $112,000 for the nine months ended September 30, 2001.

d)      Stock split and Loss per share
        ------------------------------

        On December 29, 2000, the Company's Board of Directors approved a 10 for 1 reverse stock split whereby the number of shares of outstanding common stock decreased from 9,644,294 to 964,429. All share and per share amounts have been restated to retroactively reflect the reverse stock split.

        Loss per common share is computed pursuant to Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" ("EPS"). Basic earnings per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Diluted EPS is not presented since the effect would be anti-dilutive

NOTE 8 - RELATED PARTY TRANSACTIONS

a)      Exclusive Loan Processing Agreement

        On August 12, 1998, United entered into an Exclusive Loan Processing Agreement ("Processing Agreement") with LLC whereby United is the exclusive processing service for LLC until it acquires the remaining interest in LLC. As consideration for performing processing services for LLC, LLC will pay United a processing fee for each loan processed. The Company discontinued such services effective July 1, 2000. For the nine months ended September 30, 2000, United generated loan processing fee income amounting to $18,000.

b)      Occupancy and Support Expenses

        For the nine months ended September 30, 2000, pursuant to the Telemarketing and Processing Agreement, United incurred expenses of $77,750, which it pays to LLC for rent and other support services in connection with the space utilized in performing telemarketing and processing services. The Company discontinued such services effective July 1, 2000.

                 PREMIER MORTGAGE RESOURCES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



NOTE 8 - RELATED PARTY TRANSACTIONS (cont'd)

c)      Due to Related Parties

        Based on the related party transactions listed above and various expenses paid by the LLC, the amount due to related parties as of September 30, 2001 amounted to $171,222.



NOTE 9  -  PRO FORMA FINANCIAL STATEMENTS

        The following pro forma information presents in a condensed format the balance sheet of Premier Mortgage Resources Inc. and its subsidiary United National Mortgage, LLC as of September 30, 2001 and 2000 as if the acquisition of the LLC occurred on that date, and the statements of operations for the nine months ended September 30, 2001 and 2000 as if the acquisition of LLC by Premier had occurred on January 1, 2000 and 2001:

                                                   Pro forma          Pro forma
                                                balance sheet at    balance sheet at
                                              September 30, 2001   September 30, 2000
                                              ------------------   ------------------
Total assets                                      $ 6,866,516       $ 1,861,227
                                                  ===========       ===========
Total liabilities                                 $ 6,705,428       $ 2,036,420
                                                  ===========       ===========
Redeemable preferred stock                        $         0       $   850,000
                                                  ===========       ===========
Total stockholders' equity                        $   161,088       $(1,025,193)
                                                  ===========       ===========


                                               Pro forma                   Pro forma
                                         Statement of operations      Statement of operations
                                           for the three months       for the three months
                                        ended September 30, 2001      ended September 30, 2000
                                        ------------------------      --------------------------
Total income                                    $ 873,848                  $ 515,952
                                                ---------                  ---------
Total expenses                                  $ 809,929                  $ 785,476
                                                ---------                  ---------
Net income (loss)                               $  63,919                  $(269,524)
                                                ---------                  ---------
Net loss per share                              $     .05                  $    (.72)
                                                ---------                  ---------


                                                    Pro forma                       Pro forma
                                             Statement of operations          Statement of operations
                                              for the nine months             for the nine months
                                            ended September 30, 2001            ended September 30, 2000
                                            ------------------------          ------------------------

                    Total income                $ 1,981,342                        $   857,797
                                                -----------                        -----------
                    Total expenses              $ 2,314,015                        $ 1,702,160
                                                -----------                        -----------
                     Net loss                   $  (332,673)                       $  (844,363)
                                                -----------                        -----------
                    Net loss per share          $      (.28)                       $     (2.30)
                                                -----------                        -----------


      This pro forma information regarding the Company's balance sheet and statements of operations is been presented for disclosure purposes and does not purport to be indicative of the Company's financial position and results of operations which would have actually resulted had the acquisition of LLC occurred.

NOTE 10  -  SUBSEQUENT EVENT

     In the fourth quarter of 2001, the Company authorized the issuance of an aggregate of 100,000 shares upon the appointment of newly elected outside Board of Directors contingent upon services to be performed over the course of the next fiscal year. Accordingly, in connection with the issuance of such shares, the Company will record Director's compensation over the term upon which shares are vested.



NOTE 11 -  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("FAS 141"). FAS 141 establishes new standards for accounting reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We have adopted this statement.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which establishes new standards for goodwill and other intangible assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of FAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. We are currently assessing the financial impact FAS No. 142 will have on our consolidated financial statements. Upon the adoption of FAS 142 the Company is required to evaluate its existing goodwill and intangible assets from business combinations completed before July 1, 2001 and make any necessary reclassifications in order to comply with the new criteria in FAS 141 for recognition of intangible assets.

ITEM II    MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements of Premier Mortgage Resources, Inc. ("the Company"), the summary of selected financial data for United National Mortgage, LLC ("UNM"), the Company's 2% owned subsidiary, as shown below. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of the management of the Company.


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


Analysis of Premier Mortgage Resources, Inc.

Three months ending September 30, 2001 vs. September 30, 2000

The revenues of the Company, primarily of an intercompany nature, through its subsidiary, United National, Inc., were $ -0- for the third quarter of 2001 and $ -0- for the third quarter of 2000.

Total expenses for the Company were $32,853 for the third quarter of 2001. For the third quarter of 2000, total expenses were $90,549.


The Company recorded a net loss of $32,853 for the third quarter of 2001 vs. a net loss of $90,549 for the third quarter of 2000. The net loss decreased due to fewer non-recurring costs associated with discontinued branch office and costs incurred with capital raising efforts.

Nine months Ending September 30, 2001 vs. September 30, 2000

The revenues of the Company, primarily of an intercompany nature, through its subsidiary, United National, Inc., were $ -0- for the nine months ending September 30, 2001 vs. $18,000 for the nine months of 2000. These revenues had been derived from the Company's efforts in providing telemarketing and loan processing services for UNM. This is due o the discontinuance of UNM's telemarketing and processing division. Telemarketing was deemed to be unprofitable and UNM has since begun to emphasize mortgage origination activities toward UNM's retail and wholesale mortgage banking division.

Total expenses for the Company were $260,124 for the nine months ending September 30, 2001. For the comparable period of 2000, total expenses were $203,658. Selling, general and administrative expenses for related party for 2001 increased over 2000 primarily due to the impact of recording expenses associated with the issuance of stock in exchange for advisory fees, as well as officers' compensation, taxes and filing fees. This increase was partially offset due to a reduction of expenses associated with the discontinued telemarketing efforts.

Premier believes that many of these costs, in particular the expenses associated with shares issued in exchange for advisory fees are associated with one-time non-recurring public start-up costs associated with its capital raising efforts and successful efforts to obtain a stock exchange listing.

The Company recorded a net loss of $260,124 for the nine months ending September 30, 2001 vs. a net loss of $185,658 for the comparable period of 2000. The net loss increased due to the non-recurring costs associated with shares issued in exchange for advisory services, officers' compensation, taxes and filing fees.

CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 2001, the net decrease in cash was approximately $555. Net cash used in operating activities was approximately $96,000 primarily due to the net loss. Net cash used in investing activities was approximately $ $255,000 due to the increased cash investment in United National Mortgage, LLC. Net cash provided by financing activities was approximately $351,000 due to an increase in sales of equity securities to investors.

The Company may continue to seek additional sources of capital, either through the sale of equity or through debt instruments to assist the growth in mortgage loan operations that the Company is seeking. The Company has been reliant on the proceeds from the sale of stock to fund its prior operating losses. This reliance has begun to dissipate due to the third quarter profitable operations at its affiliate companies. While there can be no assurance that additional capital can be raised, management is optimistic that the Company will be successful in its capital raising efforts as well as relying on profitability to lessen the need for additional capital.

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

Analysis of United National Mortgage, LLC ("UNM")

Reorganization efforts:

In the fourth quarter of 1999 UNM entered into a management reorganization involving the appointment of Joseph A. Cilento, CPA, CMB, as new President and Chief Executive Officer. The plan included the closing of marginal and unprofitable branch offices, involuntary headcount reductions and significantly curtailed discretionary expenditures. UNM focused on recruitment and retention of qualified, commission based loan officers. UNM believes that these efforts shave produced increased sales and origination activity, reduced overhead, improved gross pricing margins, and enabled more efficient operations. The pipeline of mortgage loans in process has increased steadily since December 1999 and is expected to generate increased cash flow for operations in fiscal year 2001.

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

     -    Strategic acquisitions of mortgage companies in the industry

Selected Summary Financial Data of United National Mortgage, LLC

                                    Three Months Ended         Nine Months Ended
                                  9/30/01      9/30/00        9/30/01       9/30/00
                                  -------      --------       -------       -------
Unaudited

Income Statement Data:

Revenues                      $   873,848   $   515,952    $ 1,981,342    $   839,797

Selling, General and
Administrative Expenses       $   777,076   $   694,927    $ 2,053,891    $ 1,498,502

Income (Loss) Before Income
    Taxes                     $    96,772   $  (178,975)   $   (72,549)   $  (658,705)

Comprehensive (Loss) Income   $    96,772   $  (178,975)   $   (72,549)   $  (658,705)



                              September 30   December 31
                                  2001         2000
Balance Sheet Data:
Cash & Cash Equivalents      $    6,000   $   63,500

Mortgage Loans
    Held for Sale, Net       $5,857,000   $  990,300

Total Assets                 $7,037,000   $2,074,900

Warehouse line of
        Credit Payable       $5,690,000   $  969,900

Other Liabilities            $  842,500   $  807,400

Total Stockholders'
       Equity                $  504,500   $  297,600

Total Liabilities & Equity   $7,037,000   $2,074,900
                             ==========   ==========




                  3 Months  Ended     3 months Ended   9 months ended    9 months ended
                      9/30/01           9/30/01            9/30/01           9/30/00
                        2001             2000              2001               2000
Unaudited
--------------------------------------------------------------------------------------
Operating Data:

Total Mortgage
         Closings   $ 21,908,000     $ 13,662,000     $ 53,889,000      $ 29,000,000

Analysis of Three months ended September 30, 2001 vs. September 30, 2000

Revenues from the sale of mortgages and other income for the third quarter ended September 30, 2001 and September 30, 2000 was $873,848 and $515,952
respectively, representing an increase of approximately 70%. These revenues are derived from origination fees, discount points, service released premium and ancillary fee income from residential mortgage transactions as well as interest income and rental income. The increase in revenues is attributable to a higher volume of closed loan transactions over the prior year comparable quarter as well as higher average fee income per loan.


Operating expense including warehouse line of credit interest expense was $777,076 for the quarter ending September 30, 2001 and $694,927 for the quarter ending September 30, 2000. Operating expenses primarily include commission expense to sales people, payroll and related payroll taxes as well as general and administrative expenses. Commission expense, a variable expense, increased over the comparable quarter of the prior year due to higher closed loan volume. Recurring fixed expenses for salaries, rent and general and administrative expenses decreased due to UNM's cost reductions implemented in 2000. These reductions were partially offset by non-recurring costs associated with curtailed or closed operations due to the previously announced restructuring of UNM's business.

The profit for the third quarter ended September 30, 2001 was $96,772 vs. a loss for the three months ended September 30, 2000 of $178,975. This is due to the cumulative effect of increased revenues and reduced expenses associated with the Company's restructure of operations and increased operating efficiencies.

The profitability of UNM has begun to change from recurring monthly losses to monthly profits mid way through the Third Quarter of 2001 for the first time since inception of the Company. It is expected that profitability will continue to increase through the fourth quarter of 2001. This is based upon higher expected revenues from the increased level of loans in process at the Company. In addition, the Company continues to benefit from the elimination of non-essential overhead as well as continued operating efficiencies.

UNM has not generated any cumulative profits since inception. This is due to non-recurring start up costs, limited operating history as well as certain reorganization costs associated with discontinued branch offices, headcount reductions and other expense reductions in fiscal year 2000 designed to restore the Company to profitability.

Analysis of Nine months ended September 30, 2001 vs. September 30, 2000

Revenues from the sale of mortgages and other income for the nine months ended September 30, 2001 and September 30, 2000 were $1,981,342 and $839,797 respectively, representing an increase of 135%. These revenues are derived from origination fees; discount points, service released premium and ancillary fee income from residential mortgage transactions as well as interest income and rental income. The increase in revenues is attributable to a higher volume of closed loan transactions over the prior year comparable period as well as higher average fee income per loan.

Selling, General and Adminstrative Expenses including warehouse line of credit interest expense was $2,053,891 for the nine months ending September 30, 2001, and $1,498,502 for the nine months ending September 30, 2000. Selling, General and Adminstrative Expenses primarily include commission expense to sales people, payroll and related payroll taxes as well as general and administrative expenses. Commission expense, a variable expense, increased over the comparable period of the prior year due to higher closed loan volume. Recurring fixed expenses for salaries, rent and general and administrative expenses decreased due to UNM's cost reductions implemented in 2000. These reductions were partially offset by non-recurring costs associated with curtailed or closed operations due to the previously announced restructuring of UNM's business.

The net loss for the nine months ended September 30, 2001 was $72,549 vs. a net loss for the nine months ended September 30, 2000 of $658,705. The decrease in net loss is due to the cumulative effect of increased revenues and reduced expenses associated with the company's restructure of operations and increased operating efficiencies.

The profitability of UNM has begun to change from recurring monthly losses to monthly profits mid way through the Third Quarter of 2001 for the first time since inception of the Company. It is expected that profitability will continue to increase through the fourth quarter of 2001. This is based upon higher expected revenues from the increased level of loans in process at the Company. In addition, the Company continues to benefit from the elimination of non -essential overhead as well as continued operating efficiencies.

UNM has not generated any cumulative profits since inception. This is due to non-recurring start up costs, limited operating history as well as certain reorganization costs associated with discontinued branch offices, headcount reductions and other expense reductions in fiscal year 2000 designed to restore the Company to profitability.

LIQUIDITY AND CAPITAL RESOURCES FOR UNITED NATIONAL MORTGAGE, LLC

To originate a mortgage loan, UNM draws against a secured bank line of credit known as a warehouse facility. UNM has a facility with Provident Consumer Financial Services, Inc. (PCFS), a subsidiary of Provident Bank, FSB. The PCFS warehouse facility is for $9.0 million. UNM's warehouse facility is secured by the mortgages it originates and certain of its other assets. Loans under its warehouse facilities bear interest at rates that vary depending on the type of underlying loan, and these loans are subject to sublimits, advance rates and terms that vary depending on the type of underlying loan and the ratio of UNM's liabilities to its tangible net worth. Generally, prior to September 30, 2001, UNM had to fund 2% of the mortgage loan amount from its own cash flow on each new mortgage loan. Effective October 1, 2001, the warehouse lender eliminated this requirement thereby freeing up cash flow for UNM.

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


For the nine months ended September 30, 2001, net cash provided by (used in) operating, investing and financing activities was approximately ($72,000), ($142,000) and $247,000, respectively. Net cash used in operating activities was primarily due to the net loss for the period as well as an increase in mortgage loans receivable and accounts receivable due to loan originations exceeding loan sales offset by an increase in accrued expenses and other liabilities. Net cash used in investing activities was principally due to expenses paid by UNM on behalf of its affiliates. Net cash provided by financing activities was a result of an increase in capital of $250,000.

At September 30, 2001, UNM had cash and cash equivalents of $6,000 vs. $63,500 at December 31, 2000. Subsequent to October 1, 2001, UNM increased its current cash position in excess of $100,000 due to the elimination of the 2% requirement of the warehouse lender and improved line of credit facilities. It is expected that cash generated from operations should be sufficient to fund general operations excluding any extraordinary expenditure, such as loan repurchase requests or the addition of staff or equipment. UNM may continue to seek additional sources of capital through additional investments by its members.

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

A settlement was reached in July 2001 wherein the parties agreed to the return and cancellation of the certificates in dispute in exchange for new certificates representing the reduced number of shares (approximately 50% of their initial holdings) pursuant to the settlement agreement. In addition, the parties exchanged mutual general releases.

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

ITEM 5     OTHER INFORMATION

LLC is party to various legal proceedings generally incidental to its business as is the case with other companies in the same industry. LLC is a defendant in a lawsuit brought forth on January 10, 2001 alleging, breach of contract, negligence and conversion. The requested damages amount to approximately $757,000. The lawsuit relates to a law firm retained to perform a closing of a mortgage. The law firm and its attorney received the loan proceeds and then issued a check that was returned for insufficient funds to the plaintiff. The law firm and its attorney have since been unable to make restitution. LLC is presently seeking recovery for the damages from the lawsuit plus daily interest and other costs from the related law firm and its attorney. LLC has retained legal counsel to represent it in seeking various legal remedies for the purpose of obtaining recovery of these monies against the law firm and the individual attorney. Counsel has not yet determined the probability of recovery and accordingly, no provision for the potential loss has been recorded in the financial statements of LLC or indirectly by the Company. The Company and LLC have also sought remedy from their insurance policies. In October 2001, one insurance company has paid approximately $350,000 under such policies directly to plaintiff to reduce such requested damages.

Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the opinion of the Company's management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the financial statements of the Company.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8K

On November 6, 2001, an amended current report was filed on EDGAR on Form 8-K disclosing the appointment of a new board of directors. Also, the report disclosed new members of the Company's management.

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

                                 Premier Mortgage Resources, Inc.
                                 --------------------------------
                                 (Registrant)



Date:  November 14, 2001          /s/ Joseph Cilento
------------------------          -------------------------------
                                  Joseph Cilento, President, CEO